Form 10-Q
period 2024-06-30
Invesco Galaxy Ethereum ETF
filed 2024-08-29
CIK 1995569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42165

Invesco Galaxy Ethereum ETF

(Exact name of registrant as specified in its charter)

Delaware	93-6866177
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Invesco Capital Management LLC 3500 Lacey Road, Suite 700 Downers Grove, Illinois	60515
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 983-0903

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest	QETH	Cboe BZX Exchange, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of outstanding Shares as of July 31, 2024: 468,000

INVESCO GALAXY ETHEREUM ETF

QUARTER ENDED JUNE 30, 2024

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco Galaxy Ethereum ETF

Statement of Financial Condition

June 30, 2024

(Unaudited)

June 30,
2024
Assets
Cash held by custodian	$100,000
Total Assets	$100,000
Liabilities
Total Liabilities	$—
Commitments and Contingencies (Note 6)
Net Assets	$100,000
Shares outstanding	4,000
Net asset value per share	$25.00

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statement of Changes in Shareholder’s Equity

For the Period June 17, 2024 to June 30, 2024

(Unaudited)

	Shares		Total
	Shares	Total Equity	Shareholder's Equity
Balance at June 17, 2024	—	$—	$—
Purchases of Shares	4,000	100,000	100,000
Redemption of Shares	—	—	—
Net Increase (Decrease) due to Share Transactions	4,000	100,000	100,000
Net Income (Loss)
Net Investment Income (Loss)		—	—
Net Realized Gain (Loss) on Ether		—	—
Net Change in Unrealized Gain (Loss) on Ether		—	—
Net Income (Loss)		—	—
Net Change in Shareholder's Equity	4,000	100,000	100,000
Balance at June 30, 2024	4,000	$100,000	$100,000

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statement of Cash Flows

For the Period June 17, 2024 to June 30, 2024

(Unaudited)

2024
Cash flows from operating activities:
Net Income (Loss)	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net cash provided by (used in) operating activities	—
Cash flows from financing activities:
Proceeds from purchases of Shares	100,000
Net cash provided by (used in) financing activities	100,000
Net change in cash	100,000
Cash at beginning of period	—
Cash at end of period	$100,000
Supplemental disclosure of cash flow information
Cash paid for interest	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Notes to Unaudited Financial Statements

June 30, 2024

Note 1 – Organization

Invesco Galaxy Ethereum ETF (the “Trust”) is a Delaware statutory trust formed on September 27, 2023, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust continuously issues common shares representing fractional undivided beneficial interest in and ownership of the Trust (“Shares”). The Trust operates pursuant to its Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of June 21, 2024 (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust (the “Trustee”). The Trust is managed and controlled by Invesco Capital Management LLC (the “Sponsor”).

The Trust offers Shares only to certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 5,000 Shares (“Creation Baskets”) based on the quantity of ether attributable to each Share of the Trust. The Trust has an unlimited number of shares authorized for issuance.

On June 17, 2024, Invesco Ltd., subject to certain conditions, purchased 4,000 Shares (the “Initial Seed Shares”) in exchange for $100,000, which comprised the initial purchase of the Trust’s Shares. Delivery of the Shares was made on June 17, 2024. Through June 30, 2024, the Trust had no operations other than those related to its organization and registration and the sale of Shares to Invesco Ltd. As a result, the Statement of Operations has been omitted. As of June 30, 2024, Invesco Ltd. owned one hundred percent of the outstanding Shares.

The Trust’s investment objective is to reflect the performance of the spot price of ether as measured using the Lukka Prime Ethereum Reference Rate (the “Benchmark”), less the Trust’s expenses and other liabilities. In seeking to achieve its investment objective, the Trust will hold ether. The Trust will value its Shares daily based on the value of the ether and any other assets less the Trust's expenses and other liabilities as of 4:00 p.m. ET. Coinbase Custody Trust Company, LLC (the “Ethereum Custodian”) will hold all of the Trust’s ether on the Trust’s behalf as Ethereum Custodian.

This Quarterly Report (the “Report”) covers the period beginning June 17, 2024 to June 30, 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period.

Note 2 – Summary of Significant Accounting Policies

A.
Basis of Presentation

The financial statements of the Trust have been prepared using U.S. GAAP. The Trust is considered an investment company under U.S. GAAP for financial statement purposes and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services— Investment Companies, but is not registered, and is not required to be registered, under the Investment Company Act of 1940, as amended.

B.
Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. In addition, the Trust monitors for material events or transactions that may occur or become known after the period-end date and before the date the financial statements are issued.

C.
Cash and Cash Equivalents

The Trust defines cash as cash held by the Cash Custodian (as defined below). There were no cash equivalents held by the Trust as of June 30, 2024.

D.
Trust Expenses

The Sponsor is responsible for all routine operational, administrative and other ordinary expenses of the Trust, including, but not limited to, the Trustee’s fees, the fees of the Bank of New York Mellon (the “Administrator” and the “Transfer Agent”) (for its services as the Administrator, Transfer Agent, and Cash Custodian (defined herein)), the fees of the Ethereum Custodian, the fees of

Galaxy Digital Funds LLC (the “Execution Agent”), fees associated with listing Shares on Cboe BZX (the “Exchange”), Securities and Exchange Commission registration fees, printing and mailing costs, legal costs and audit fees.

The Trust will pay the Sponsor a unified fee (the “Sponsor Fee”) as compensation for services performed under the Trust Agreement. The Trust’s only ordinary recurring expense is the Sponsor Fee.

The Sponsor Fee will be accrued daily and paid monthly in arrears on the first Business Day of the month in U.S. dollars, and will be calculated by the Administrator. The Sponsor also paid the costs of the Trust’s organization.

There were no Sponsor Fees incurred during the period June 17, 2024 through June 30, 2024.

In certain cases, the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the first paragraph of Section D of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business.

E.
Federal Income Taxes

The Sponsor intends to take the position that the Trust is properly treated as a grantor trust for U.S. federal income tax purposes. Assuming that the Trust is a grantor trust, the Trust will not be subject to U.S. federal income tax and, therefore, no provision for federal income taxes is required. Rather, if the Trust is a grantor trust, each beneficial owner of Shares will be treated as directly owning its pro rata share of the Trust’s assets and a pro rata portion of the Trust’s income, gain, losses and deductions will “flow through” to each beneficial owner of Shares.

Note 3 – Concentration Risk

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset: ether. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with ether, including the rise or fall in its price, sometimes rapidly or unexpectedly. By concentrating its investment strategy solely in ether, any losses suffered as a result of a decrease in the value of ether can be expected to reduce the value of an interest in the Trust proportionately and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified. There is no assurance that ether will maintain its long-term value in terms of purchasing power in the future. In the event that the price of ether declines, the Sponsor expects the value of an investment in the Shares to decline proportionately. Each of these events could have a material effect on the Trust’s financial position and the results of its operations.

Note 4 – Service Providers and Related Party Agreements

The Trustee

CSC Delaware Trust Company, a Delaware trust company, acts as the Trustee of the Trust as required to create a Delaware statutory trust in accordance with the Trust Agreement and the DSTA. Under the Trust Agreement, the duties of the Trustee are limited to (i) accepting legal process served on the Trust in the State of Delaware and (ii) at the direction of the Sponsor, the execution of any certificates required to be filed with the Secretary of State of the State of Delaware which the Trustee is required to execute under the DSTA.

The Sponsor

Invesco Capital Management LLC is the Sponsor of the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering, the listing of Shares on the Exchange and valuing the ether held by the Trust. The Sponsor is a limited liability company formed in the state of Delaware on February 7, 2003, and is a wholly-owned subsidiary of Invesco Ltd. Invesco Ltd. and its subsidiaries, including the Sponsor, are an independent global investment management group.

To cover the Sponsor Fee discussed in Section D of Note 2 above and any extraordinary expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Trust (or its delegate) to instruct the Execution Agent to convert ether held by the Trust into U.S. dollars. The Trust is not responsible for paying any costs associated with the transfer of ether to or from the Trust in connection with paying the Sponsor Fee or in connection with creation and redemption transactions.

The Administrator

The Bank of New York Mellon (“BNYM “) serves as the Trust’s Administrator. Under the trust administration and accounting agreement, the Administrator provides necessary administrative, tax and accounting services and financial reporting for the maintenance and operations of the Trust, including calculating the NAV of the Trust, determining the net assets of the Trust, and calculating the size of the creation baskets.

The Transfer Agent

BNYM also serves as the Transfer Agent for the Trust. The Transfer Agent is responsible for (1) issuing and redeeming Shares in connection with creation and redemption transactions, (2) responding to correspondence by Shareholders and others relating to its duties, (3) maintaining Shareholder accounts and (4) making periodic reports to the Trust.

The Ethereum Custodian

Coinbase Custody Trust Company, LLC serves as the Trust’s Ethereum Custodian. Under the Ethereum Custody Agreement, the Ethereum Custodian is responsible for (1) safekeeping all of the ether owned by the Trust, (2) opening an account that holds the Trust’s ether and (3) facilitating the transfer of ether required for the operation of the Trust, as directed by the Sponsor. The Ethereum Custodian is chartered as a limited purpose trust company by the New York State Department of Financial Services (“NYSDFS”) and is authorized by the NYSDFS to provide digital asset custody services. The Ethereum Custodian is a wholly-owned subsidiary of Coinbase Global, Inc.

The Cash Custodian

BNYM serves as the Trust’s Cash Custodian. Under the Cash Custody Agreement, the Cash Custodian is responsible for holding the Trust’s cash in connection with creation and redemption transactions effected in cash. The Cash Custodian is a New York state-chartered bank and a member of the Federal Reserve System.

The Marketing Agent

Invesco Distributors, Inc. (the “Marketing Agent”) is responsible for: (1) working with the Transfer Agent to review and approve, or reject, purchase and redemption orders of Creation Baskets placed by Authorized Participants with the Transfer Agent; and (2) reviewing and approving the marketing materials prepared by the Trust for compliance with applicable SEC and Financial Industry Regulatory Authority advertising laws, rules, and regulations.

The Execution Agent

The Sponsor has entered into an agreement with Galaxy Digital Funds LLC, a subsidiary of Galaxy Digital LP (“Galaxy”), to serve as Execution Agent. The Trust from time to time will be required to sell ether in such quantities as necessary to permit payment of the Sponsor Fee and any Trust expenses and liabilities not assumed by the Sponsor. The Sponsor has engaged the Execution Agent to sell ether on the Trust’s behalf in such circumstances. The Sponsor or its delegate will cause the Trust (or its delegate) to instruct the Execution Agent to sell ether at approximately the price at which it is valued by the Trust and in the smallest amounts required to permit such payments as they become due, with the intention of minimizing the Trust’s holdings of assets other than ether. Accordingly, the amount of ether to be sold may vary from time to time depending on the level of the Trust’s expenses and liabilities and the market price of ether. The Trust also may utilize the services of the Execution Agent to purchase or sell ether in connection with cash creations and redemptions. In addition, as part of this agreement, the Execution Agent has agreed to co-brand and co-market the Trust, and the Sponsor has licensed the use of certain Galaxy trademarks, service marks and trade names in connection with the Trust.

Galaxy is a subsidiary of Galaxy Digital Holdings LP (“Galaxy Holdings”). Galaxy Digital Holdings Ltd., which holds a limited partner interest in Galaxy Holdings, is listed on the Toronto Stock Exchange under the symbol “GLXY.”

Note 5 – Organization and Offering Costs

The Sponsor has agreed to pay the organizational and initial offering costs of the Trust and the Trust will not be obligated to reimburse the Sponsor. The organizational and initial offering costs include preparation and filing of incorporation documents, bylaws, declarations of trust, registration statements, board materials, state and federal registration of shares and audit fees. As a result, the Trust’s financial statements will not reflect these organizational and offering costs.

Note 6 – Commitments and Contingencies

The Trust’s organizational documents provide for the Trust to indemnify the Sponsor and any affiliate of the Sponsor that provides services to the Trust to the maximum extent permitted by applicable law, subject to certain exceptions for disqualifying conduct by the Sponsor or such an affiliate. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred.

Note 7 – Subsequent Events

On July 8, 2024, Invesco Ltd. redeemed all of its Initial Seed Shares for cash at a per-Share price of $25.00 for a total redemption value of $100,000. At the same time on July 8, 2024, Invesco Ltd. created 3,000 shares at a price of $30.042 per Share based on the Benchmark price as of 4:00 p.m. Eastern Time on July 8, 2024. The price of the Shares acquired by Invesco Ltd. was determined as described in the Prospectus, and such Shares could be sold at different prices if sold by Invesco Ltd. at different times.

Effective July 9, 2024, the Sponsor Fee was 0.25% per annum of the daily total net assets of the Trust.

Effective July 22, 2024, the Trust’s registration statement was declared effective by the SEC. The Trust commenced trading on the Cboe BZX Inc. (the “Exchange”) on July 23, 2024.

On July 24, 2024, Invesco Ltd. sold all of its Shares.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets, operations of Invesco Galaxy Ethereum ETF (the “Trust”), plans and references by Invesco Capital Management LLC (the “Sponsor”) to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, technology developments regarding the use of ether and other digital assets, including the systems used by the Sponsor and Coinbase Custody Trust Company, LLC, the Trust’s Ethereum custodian (the “Ethereum Custodian”) in their provision of services to the Trust, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Report and in other U.S. Securities and Exchange Commission (“SEC”) filings by the Trust, as well as general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares. None of the Trust, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

Overview/Introduction

The Invesco Galaxy Ethereum ETF (the “Trust”) is a Delaware statutory trust that was formed on September 27, 2023. The Trust continuously issues common shares representing fractional undivided beneficial interest in and ownership of the Trust (“Shares”). The Trust operates pursuant to its Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of June 21, 2024 (the “Trust Agreement”). However, as of June 30, 2024, the Trust had not yet commenced operations and did not hold any ether.

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust's financial condition as of June 30, 2024, and its results of operations for the period June 17, 2024 through June 30, 2024. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Report.

Investment Objective

The investment objective of the Trust is for the Shares to reflect the performance of the spot price of ether as measured using the Lukka Prime Ethereum Reference Rate (the “Benchmark”) less the Trust’s expenses and other liabilities. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding ether.

Determination of Net Asset Value

The Administrator calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) once each business day. To calculate the NAV, the Administrator totals the current market value of ether in the Trust and any other assets, and subtracts any liabilities including accrued but unpaid expenses. The Trust’s NAV is an amount denominated in U.S. dollars.

The Administrator also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and the NAV per Share are published by the Sponsor on each day that the Exchange is open for regular trading and are posted on the Trust’s website, www.invesco.com/QETH.

Valuation of Ether

The Trust applies FASB ASC Topic 820, Fair Value Measurement, in the valuation of ether held by the Trust and for financial statement purposes. The fair market value price for ether reflects the price that would be received for ether in a current sale, which assumes an orderly transaction between market participants on the measurement date of ether on its “principal market,” generally, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a periodic basis to determine which market is its Principal Market for the purpose of calculating fair value for the creation of quarterly and annual financial statements. Issuer-specific events, market trends, bid/asked quotes of brokers and information providers and other data may be reviewed in the course of making a good faith determination of a security’s fair value.

Liquidity and Capital Resources

The Sponsor is not aware of any known trends, demands, commitments, events or uncertainties that will result in, or are reasonably likely to result in, material changes to the Trust’s liquidity and capital resources needs.

The Trust will pay the Sponsor a unified fee of 0.25% per annum (the “Sponsor Fee”) as compensation for services performed under the Trust Agreement. The Trust’s only ordinary recurring expense is the Sponsor Fee. The Sponsor Fee will be accrued daily and paid monthly in arrears in U.S. dollars, and will be calculated by Bank of New York Mellon (the “Administrator”). The Administrator will calculate the Sponsor Fee on a daily basis by applying the 0.25% annualized rate to the Trust’s total net assets.

Except as noted below, the Sponsor has agreed to pay all of the Trust’s ordinary expenses out of the Sponsor’s unified fee, including, but not limited to, the Trustee’s fees, the fees of The Bank of New York Mellon (for its services as the Administrator, Transfer Agent, and Cash Custodian), the fees of the Ether Custodian, the fees of the Execution Agent, Exchange listing fees, SEC registration fees, printing and mailing costs, legal costs and audit fees. The Sponsor also paid the costs of the Trust’s organization.

The Trust may incur certain extraordinary expenses that are not assumed by the Sponsor. These include, but are not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Ethereum network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders (including, for example, in connection with any fork of the Ethereum blockchain), any indemnification of the Sponsor, Cash Custodian, Ethereum Custodian, Administrator or other agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters.

To cover the Sponsor Fee, and extraordinary expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Trust (or its delegate) to instruct Galaxy Digital Funds LLC (the “Execution Agent”) to convert ether held by the Trust into U.S. dollars. The Execution Agent will seek to sell ether at approximately the price at which it is valued by the Trust and in the smallest amounts required to permit such payments as they become due, with the intention of minimizing the Trust’s holdings of assets other than ether. Accordingly, the amount of ether to be sold may vary from time to time depending on the level of the Trust’s expenses and liabilities and the market price of ether. The NAV of the Trust and the number of ether represented by a Share will decline each time the Trust accrues the Sponsor Fee or any Trust expenses not assumed by the Sponsor. The Trust is not responsible for paying any costs associated with the transfer of ether to or from the Trust in connection with paying the Sponsor Fee or in connection with creation and redemption transactions.

The Trust has not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Trust’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to Shareholders.

Results of Operations

On June 17, 2024, the Trust was seeded with $100,000 through the sale of 4,000 Shares (“Initial Seed Shares”) at a per-Share price of $25.00 by the Trust to Invesco Ltd. Through June 30, 2024, the Trust had no operations other than those related to its organization and registration and the sale of the Initial Seed Shares.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Sponsor to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period covered by this report.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Trust’s financial condition, used in the preparation of these financial statements.

Please refer to Item 1 Note 2 - Summary of Significant Accounting Policies to the financial statements for further discussion of our accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust's disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In connection with the Trust’s launch, the Trust was seeded with $100,000 on June 17, 2024 through the sale of 4,000 Shares (“Initial Seed Shares”) by the Trust to Invesco Ltd. On July 8, 2024, Invesco Ltd. redeemed all of its Shares for cash at a per-Share price of $25.00 for a total redemption value of $100,000. At the same time on July 8, 2024, Invesco Ltd. created 3,000 shares at a price of $30.042 per Share based on the Benchmark price as of 4:00 p.m. Eastern Time on July 8, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Trust adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

Exhibit No.	Description

3.1	Declaration of Trust and Trust Agreement[1]

3.2	Amended and Restated Declaration of Trust and Trust Agreement[2]

3.3	Second Amended and Restated Declaration of Trust and Trust Agreement[3]

3.4	Certificate of Trust[1]

10.1	[Reserved]

10.2	Form of Initial Authorized Participant Agreement[2]

10.3	Marketing Agent Agreement[3]

10.4	Ether Custody Agreement[2]

10.5	Cash Custody Agreement[3]

10.6	Trust Administration and Accounting Agreement[3]

10.7	Transfer Agency Agreement[3]

10.8	Calculation Services Subscription Agreement[3]

10.9	Execution Agent Agreement[2]

10.10	Lukka Master Services Agreement[2]

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 *

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 *

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 +

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco Galaxy Ethereum ETF — June 30, 2024 (Unaudited), (ii) the Statement of Changes in Shareholders’ Equity of Invesco Galaxy Ethereum ETF — For the Period June 17, 2024 to June 30, 2024 (Unaudited), (iii) the Statement of Cash Flows of Invesco Galaxy Ethereum ETF — For the Period June 17, 2024 to June 30, 2024 (Unaudited) and (iv) Notes to Unaudited Financial Statements of Invesco Galaxy Ethereum ETF — June 30, 2024.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL

*	Filed herewith.
+	Furnished herewith.
[1]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed September 29, 2023, and incorporated herein by reference.
[2]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed May 31, 2024, and incorporated herein by reference.
[3]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed June 21, 2024, and incorporated herein by reference.
[4]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed July 9, 2024, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Ethereum ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: August 29, 2024		By:	/S/BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 29, 2024		By:	/S/KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools