Form 10-Q
period 2024-09-30
Invesco Galaxy Ethereum ETF
filed 2024-11-07
CIK 1995569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of outstanding Shares as of September 30, 2024: 783,000

INVESCO GALAXY ETHEREUM ETF

QUARTER ENDED SEPTEMBER 30, 2024

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco Galaxy Ethereum ETF

Statement of Financial Condition

September 30, 2024

(Unaudited)

September 30,
2024
Assets
Investments in Ether, at value (cost $23,891,056 as of September 30, 2024)	$20,376,180
Total Assets	$20,376,180
Liabilities
Payable for:
Accrued Sponsor’s fee	$2,597
Total Liabilities	2,597
Commitments and Contingencies (Note 9)
Net Assets	$20,373,583
Net assets consist of:
Paid-in-capital	$23,895,890
Distributable earnings (loss)	(3,522,307)
$20,373,583
Shares outstanding	783,000
Net asset value per share	$26.02
Market value per share	$25.94

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Schedule of Investments

September 30, 2024

(Unaudited)

Description	Quantity	Cost	Fair Value	% of Net Assets
Cryptocurrency
Ether	7,827	$23,891,056	$20,376,180	100.01%
Total Investments	7,827	$23,891,056	$20,376,180	100.01%
Other Assets Less Liabilities			$(2,597)	(0.01)%
Net assets			$20,373,583	100.00%

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statement of Income and Expenses

For the Three Months Ended September 30, 2024 and Period June 17, 2024 to September 30, 2024

(Unaudited)

	Three Months Ended	For the Period June 17, 2024 to
	September 30, 2024	September 30, 2024
Income
Total Income	—	—
Expenses
Sponsor’s fee	5,976	5,976
Total Expenses	5,976	5,976
Less: Waivers	—	—
Net Expense	5,976	5,976
Net Investment Income (Loss)	(5,976)	(5,976)
Net Realized and Net Change in Unrealized Gain (Loss)
Net Realized Gain (Loss) from Investments in Ether Sold to Pay Sponsor Fee	(1,455)	(1,455)
Net Change in Unrealized Gain (Loss) from Investments in Ether	(3,514,876)	(3,514,876)
Net Realized and Net Change in Unrealized Gain (Loss) from Investments in Ether	(3,516,331)	(3,516,331)
Net Income (Loss)	$(3,522,307)	$(3,522,307)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statement of Changes in Shareholder’s Equity

For the Three Months Ended September 30, 2024

(Unaudited)

	Shares		Total
	Shares	Total Equity	Shareholders' Equity
Balance at June 30, 2024	4,000	$100,000	$100,000
Purchases of Shares	783,000	23,895,890	23,895,890
Redemption of Shares	(4,000)	(100,000)	(100,000)
Net Increase (Decrease) due to Share Transactions	779,000	23,795,890	23,795,890
Net Income (Loss)
Net Investment Income (Loss)		(5,976)	(5,976)
Net Realized Gain (Loss) from Investments in Ether Sold to Pay Sponsor Fee		(1,455)	(1,455)
Net Change in Unrealized Gain (Loss) from Investments in Ether		(3,514,876)	(3,514,876)
Net Income (Loss)		(3,522,307)	(3,522,307)
Net Change in Shareholders' Equity	779,000	20,273,583	20,273,583
Balance at September 30, 2024	783,000	$20,373,583	$20,373,583

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statement of Changes in Shareholder’s Equity

For the Period June 17, 2024 to September 30, 2024

(Unaudited)

	Shares		Total
	Shares	Total Equity	Shareholders' Equity
Balance at June 17, 2024	—	$—	$—
Purchases of Shares	787,000	23,995,890	23,995,890
Redemption of Shares	(4,000)	(100,000)	(100,000)
Net Increase (Decrease) due to Share Transactions	783,000	23,895,890	23,895,890
Net Income (Loss)
Net Investment Income (Loss)		(5,976)	(5,976)
Net Realized Gain (Loss) from Investments in Ether Sold to Pay Sponsor Fee		(1,455)	(1,455)
Net Change in Unrealized Gain (Loss) from Investments in Ether		(3,514,876)	(3,514,876)
Net Income (Loss)		(3,522,307)	(3,522,307)
Net Change in Shareholders' Equity	783,000	20,373,583	20,373,583
Balance at September 30, 2024	783,000	$20,373,583	$20,373,583

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statement of Cash Flows

For the Period June 17, 2024 to September 30, 2024

(Unaudited)

2024
Cash flows from operating activities:
Net Income (Loss)	$(3,522,307)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of ether purchased	(23,895,889)
Proceeds from ether sold to pay Sponsor Fee	3,378
Net Realized (Gain) Loss from Investments in Ether Sold to pay Sponsor Fee	1,455
Net Change in Unrealized (Gain) Loss from Investments in Ether	3,514,876
Change in operating assets and liabilities:
Accrued Sponsor's fees	2,597
Net cash provided by (used in) operating activities	(23,895,890)
Cash flows from financing activities:
Proceeds from purchases of Shares	23,995,890
Redemption of Shares	(100,000)
Net cash provided by (used in) financing activities	23,895,890
Net change in cash	—
Cash at beginning of period	—
Cash at end of period	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Notes to Unaudited Financial Statements

September 30, 2024

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

On June 17, 2024, Invesco Ltd., subject to certain conditions, purchased 4,000 Shares (the “Initial Seed Shares”) in exchange for $100,000, which comprised the initial purchase of the Trust’s Shares. Delivery of the Shares was made on June 17, 2024. On July 8, 2024, Invesco Ltd. redeemed all of its Initial Seed Shares for cash at a per-Share price of $25.00 for a total redemption value of $100,000. At the same time on July 8, 2024, Invesco Ltd. created 3,000 shares at a price of $30.042 per Share based on the Lukka Prime Ethereum Reference Rate (the “Benchmark”) price as of 4:00 p.m. Eastern Time on July 8, 2024. The Benchmark is designed to provide an estimated fair market value price for ether, based on the execution price of ether on its principal market. The price of the Shares acquired by the Invesco Ltd. was determined based on the price of the Benchmark. On July 24, 2024, Invesco Ltd. sold all of its Shares.

Effective July 22, 2024, the Trust’s registration statement was declared effective by the U.S. Securities and Exchange Commission (the “SEC”). The Trust commenced trading on the Cboe BZX Inc. (the “Exchange”) on July 23, 2024.

The Trust’s investment objective is to reflect the performance of the spot price of ether as measured using the Benchmark, less the Trust’s expenses and other liabilities. In seeking to achieve its investment objective, the Trust will hold ether. Coinbase Custody Trust Company, LLC (the “Ethereum Custodian”) will hold all of the Trust’s ether on the Trust’s behalf as Ethereum Custodian.

The Bank of New York Mellon (“BNYM”), the Trust's “Administrator,” calculates, and the Sponsor publishes, the Trust's Net Asset Value (“NAV”) once each business day. To calculate the NAV, the Administrator totals the current market value of ether in the Trust and any other assets, and subtracts any liabilities including accrued but unpaid expenses. The Trust's NAV is an amount denominated in U.S. dollars.

This Quarterly Report (the “Report”) covers the three months ended September 30, 2024 and the period beginning June 17, 2024 to September 30, 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period.

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

C.
Cash and Cash Equivalents

The Trust defines cash as cash held by the Cash Custodian (as defined below). There were no cash equivalents held by the Trust as of September 30, 2024.

D.
Investment Valuations

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

E.
Investment Transactions

Ether transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of ether are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the sale or disposition occurs, respectively.

F.
Routine Operational, Administrative and Other Ordinary Expenses

The Sponsor is responsible for all routine operational, administrative and other ordinary expenses of the Trust, including, but not limited to, the Trustee’s fees, the fees of the BNYM (the Administrator and the “Transfer Agent”) (for its services as the Administrator, Transfer Agent, and Cash Custodian (defined herein)), the fees of the Ethereum Custodian, the fees of Galaxy Digital Funds LLC (the “Execution Agent”), Exchange listing fees, SEC registration fees, printing and mailing costs, legal costs and audit fees. The Trust does not reimburse the Sponsor for the routine operational, administrative and other ordinary expenses of the Trust. Accordingly, such expenses are not reflected in the Statements of Income and Expense of the Trust.

G.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor Fee (defined herein). These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in Section F of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business. The only expenses of the Trust during the period ended September 30, 2024 were the Sponsor Fee.

H.
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

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) in an amount equal to 0.25% per annum of the daily total net assets of the Trust as compensation for services performed under the Trust Agreement. The Trust’s only ordinary recurring expense is the Sponsor Fee. The Sponsor Fee is accrued daily and paid monthly in arrears on the first Business Day of the month in U.S. dollars, and is calculated by the Administrator. The Sponsor also paid the costs of the Trust’s organization.

To cover the Sponsor Fee, and extraordinary expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Trust (or its delegate) to instruct the Execution Agent to convert ether held by the Trust into U.S. dollars. Extraordinary expenses include, but are not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Ethereum network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders (including, for example, in connection with any fork of the Ethereum blockchain), any indemnification of the Sponsor, Cash Custodian, Ethereum Custodian, Administrator or other agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters. The NAV of the Trust and the number of ether represented by a Share will decline each time the Trust accrues the Sponsor Fee or any Trust expenses not assumed by the Sponsor. The Trust is not responsible for paying any costs associated with the transfer of ether to or from the Trust in connection with paying the Sponsor Fee or in connection with creation and redemption transactions.

The Administrator

BNYM serves as the Trust’s Administrator. Under the trust administration and accounting agreement, the Administrator provides necessary administrative, tax and accounting services and financial reporting for the maintenance and operations of the Trust, including calculating the NAV of the Trust, determining the net assets of the Trust, and calculating the size of the creation baskets.

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

Note 6 – Additional Valuation Information

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, under current market conditions. U.S. GAAP establishes a hierarchy that prioritizes the inputs to valuation methods, giving the highest priority to readily available unadjusted quoted prices in an active market for identical assets (Level 1) and the lowest priority to significant unobservable inputs (Level 3), generally when market prices are not readily available or are unreliable. Based on the valuation inputs, the securities or other investments are tiered into one of three levels. Changes in valuation methods or market conditions may result in transfers in or out of an investment’s assigned level:

Level 1: Prices are determined using quoted prices in an active market for identical assets.

Level 2: Prices are determined using other significant observable inputs. Observable inputs are inputs that other market participants may use in pricing a security. These may include quoted prices for similar securities, interest rates, prepayment speeds, credit risk, yield curves, loss severities, default rates, discount rates, volatilities and others.

Level 3: Prices are determined using significant unobservable inputs. In situations where quoted prices or observable inputs are unavailable (for example, when there is little or no market activity for an investment at the end of the period), unobservable inputs may be used. Unobservable inputs reflect the Trust’s own assumptions about the factors market participants would use in determining fair value of the securities or instruments and would be based on the best available information.

As of September 30, 2024, the investments in this Trust were valued based on Level 1 inputs. The levels assigned to the investment valuations may not be an indication of the risk or liquidity associated with investing in those investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

Note 7 – Investments in Ether

The Trust expects to purchase or sell ether in connection with cash creation or redemption transactions, and may sell ether to pay certain expenses, including the Sponsor Fee. The following is a summary of the transactions in, and earnings from, investments in ether for the three months ended September 30, 2024 and the period June 17, 2024 to September 30, 2024.

Fair Value
Opening Balance as of 06/30/2024	$—
Purchases at Cost	23,895,889
Proceeds from Sales to Pay Sponsor Fee	(3,378)
Change in Unrealized Appreciation (Depreciation)	(3,514,876)
Net Realized (Gain) Loss from Investments in Ether Sold to pay Sponsor Fee	(1,455)
Ending Balance as of 09/30/2024	$20,376,180

Fair Value
Opening Balance as of 06/17/2024	$—
Purchases at Cost	23,895,889
Proceeds from Sales to Pay Sponsor Fee	(3,378)
Change in Unrealized Appreciation (Depreciation)	(3,514,876)
Net Realized (Gain) Loss from Investments in Ether Sold to pay Sponsor Fee	(1,455)
Ending Balance as of 09/30/2024	$20,376,180

Note 8 – Share Purchases and Redemptions

The Trust will process all creations and redemptions of Shares in transactions with Authorized Participants. When the Trust issues or redeems its Shares, it will do so only in Creation Baskets based on the quantity of ether attributable to each Share of the Trust (net of accrued but unpaid Sponsor fees and any accrued but unpaid expenses or liabilities). Creation and redemption transactions take place in cash, but in the future, pending regulatory approval, the Trust may permit or require creation and redemption transactions to take place in-kind. Authorized Participants are the only persons that may place orders to create and redeem Creation Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks or other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) participants in DTC such as banks, dealers and trust companies (“DTC Participants”). To become an Authorized Participant, a person must enter into an Authorized Participant Agreement.

When purchasing Creation Baskets, Authorized Participants will deliver cash to the Cash Custodian. The Execution Agent will be responsible for acquiring the requisite amount of ether on behalf of the Trust on an agency basis. After receipt of the ether by the Ethereum Custodian, the Transfer Agent will issue Creation Baskets of Shares to the creating Authorized Participant in satisfaction of the creation order.

When redeeming Creation Baskets, the Execution Agent will be responsible for selling the requisite amount of ether on behalf of the Trust on an agency basis. After receipt of the cash payment, the Transfer Agent will redeem the Shares and the Cash Custodian will distribute the resulting cash to the redeeming Authorized Participant in satisfaction of the redemption order.

Note 9 – Commitments and Contingencies

The Sponsor, either in its own capacity or in its capacity as the Sponsor and on behalf of the Trust, has entered into various service agreements that contain a variety of representations, or provide indemnification provisions related to certain risks service providers undertake in performing services for the Trust. The Trust’s organizational documents provide for the Trust to indemnify the Sponsor and any affiliate of the Sponsor that provides services to the Trust to the maximum extent permitted by applicable law, subject to certain exceptions for disqualifying conduct by the Sponsor or such an affiliate. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred. Further, the Trust has not had prior claims or losses pursuant to these contracts.

Note 10 – Financial Highlights

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the period July 22, 2024 to September 30, 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Trust divided by the number of outstanding Shares at the date of each respective period presented.

For the Period July 22, 2024 (the effective date of the Trust's registration statement) to September 30, 2024
Net Asset Value
Net asset value per Share, beginning of period	$35.25
Net realized and change in unrealized gain (loss) on investments in Ether (a)	(9.22)
Net investment income (loss) (b)	(0.01)
Net income (loss)	(9.23)
Net asset value per Share, end of period (c)	$26.02
Market value per Share, beginning of period (d)	$34.60
Market value per Share, end of period (d)	$25.94

Ratio to average Net Assets (e)
Investment income (loss)	(0.25)%
Expenses	0.25%
Total Return, at net asset value (f)(g)	(26.18)%
Total Return, at market value (f)(g)	(25.03)%

(a)
Net realized and change in unrealized gain (loss) on investments in Ether per share may not correlate with the Trust's net realized and unrealized gain (loss) due to timing of shareholder transactions in relation to the fluctuating market values of the Trust's investments.
(b)
Based on average shares outstanding.
(c)
For financial reporting purposes, the Trust values transactions based upon the end of reporting period price in the market. Accordingly, the investment valuations in these financial statements may differ from those used in the calculation of certain of the Trust’s final creation and redemption NAVs.
(d)
The mean between the last bid and ask prices.
(e)
Annualized.
(f)
Total Return, at NAV is calculated assuming an initial investment made at the NAV at the beginning of the period, reinvestment of all dividends and distributions at NAV during the period, and redemption of Shares at NAV on the last day of the period. Total Return, at NAV includes adjustments in accordance with U.S. GAAP and as such, the NAV for financial reporting purposes and the returns based upon those NAVs may differ from the NAVs and returns for shareholder transactions. Total Return, at market value is calculated assuming an initial investment made at the market value at the beginning of the period, reinvestment of all dividends and distributions at market value during the period, and redemption of Shares at the market value on the last day of the period. Not annualized for periods less than one year, if applicable.
(g)
The net asset value total return from June 17, 2024 to September 30, 2024 was 4.08%. The market price total return from June 17, 2024 to September 30, 2024 was 3.76%.

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

Overview/Introduction

The Invesco Galaxy Ethereum ETF (the “Trust”) is a Delaware statutory trust that was formed on September 27, 2023. The Trust continuously issues common shares representing fractional undivided beneficial interest in and ownership of the Trust (“Shares”). The Trust operates pursuant to its Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of June 21, 2024 (the “Trust Agreement”). The Shares began trading on the Cboe BZX Exchange, Inc. (the “Exchange”) under the ticker symbol “QETH” on July 23, 2024. The Trust offers Shares only to certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 5,000 Shares (“Creation Baskets”) based on the quantity of ether attributable to each Share of the Trust.

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust's financial condition as of September 30, 2024, and its results of operations for the period July 23, 2024 through September 30, 2024. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Report.

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

The Trust pays the Sponsor a unified fee of 0.25% per annum (the “Sponsor Fee”) as compensation for services performed under the Trust Agreement. The Trust’s only ordinary recurring expense is the Sponsor Fee. The Sponsor Fee is accrued daily and paid monthly in arrears in U.S. dollars, and is calculated by Bank of New York Mellon (the “Administrator”). The Administrator calculates the Sponsor Fee on a daily basis by applying the 0.25% annualized rate to the Trust’s total net assets.

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

Cash Flows

A primary cash flow activity of the Trust is to raise capital from Authorized Participants through the issuance of Shares. This cash is used to invest in ether.

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, BNY Mellon Capital Markets, LLC, Citadel Securities LLC, Goldman Sachs & Co., Jane Street Capital LLC, Macquarie Capital (USA) Inc. and Virtu Americas LLC has executed a Participant Agreement and are the only Authorized Participants.

Results of Operations

FOR THE PERIOD JULY 23, 2024 TO SEPTEMBER 30, 2024

The following graph illustrates the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Trust’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Benchmark (as reflected by the line “Lukka

Prime Reference Rate (USD)”). There can be no assurances that the price of the Shares or the Trust’s NAV will exceed the Benchmark levels.

No representation is being made that the Benchmark will or is likely to achieve closing levels consistent with or similar to those set forth herein.

COMPARISON OF MARKET, NAV AND LUKKA PRIME REFERENCE RATE (USD)

FOR THE PERIOD JULY 23, 2024 TO SEPTEMBER 30, 2024

QETH - For the Period July 23, 2024 to September 30, 2024
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
-35.00%
-40.00%
Percentage Change
7/23/2024
9/30/2024
Date
NAV
Market
Lukka Prime Ethereum Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

Trust Share Price Performance

For the period July 23, 2024 (Commencement of Trading) to September 30, 2024, the Exchange market value of each Share decreased from $34.60 per Share to $25.94 per Share. The Share price low and high for the period ended September 30, 2024 and related change from the Share price on July 23, 2024 was as follows: Shares traded at a low of $22.21 per Share (-35.82%) on September 6, 2024, and a high of $34.60 per Share (+0.00%) on July 23, 2024. The total return for the Trust on a market value basis was -25.03%.

Since the Trust’s launch on July 23, 2024, Ethereum has been pressured by broader risk-off moves and generally lackluster ETP demand. The U.S. equity market sell-off to end July, reignited hard landing concerns in the U.S., the Chinese economic overhang, and rising geopolitical tensions in the Middle East all played a role, though the start of the Federal Reserve’s easing cycle in September 2024 was a positive catalyst. Another influencing factor was market expectations for a potential second term as president by former President Trump, especially prior to Vice President Harris joining the presidential race in August. In this respect, former President Trump was generally viewed as more “pro-crypto” and could potentially seek relaxed regulations and more innovation-focused projects.

Trust Share Net Asset Performance

For the period July 23, 2024 (Commencement of Trading) to September 30, 2024, the NAV of each Share decreased from $34.60 per Share to $25.93 per Share. Falling price for ether during the period ended September 30, 2024 contributed to an overall 25.01% decrease in the level of the Benchmark. The total return for the Trust on a NAV basis was -25.06%.

Net income (loss) for the period ended September 30, 2024 was $(3.5) million, primarily resulting from net change in unrealized gain (loss) of $(3.5) million.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Sponsor to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period covered by this report. A description of the valuation of ether, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of Ether,” above.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s period ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust did not redeem Shares directly from its Shareholders, the Trust redeemed Creation Baskets from Authorized Participants during the three months ended September 30, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2024 to July 31, 2024	4,000	$25.00
August 1, 2024 to August 31, 2024	—	—
September 1, 2024 to September 30, 2024	—	—
Total	4,000	$25.00

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statement of Financial Condition of Invesco Galaxy Ethereum ETF — September 30, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco Galaxy Ethereum ETF — September 30, 2024 (Unaudited), (iii) the Statement of Income and Expenses of Invesco Galaxy Ethereum ETF — For the Three Months Ended September 30, 2024 and Period June 17, 2024 to September 30, 2024 (Unaudited), (iv) the Statement of Changes in Shareholders’ Equity of Invesco Galaxy Ethereum ETF — For the Three Months Ended September 30, 2024 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco Galaxy Ethereum ETF — For the Period June 17, 2024 to September 30, 2024 (Unaudited), (vi) the Statement of Cash Flows of Invesco Galaxy Ethereum ETF — For the Period June 17, 2024 to September 30, 2024 (Unaudited) and (vii) Notes to Unaudited Financial Statements of Invesco Galaxy Ethereum ETF — September 30, 2024.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL

*	Filed herewith.
+	Furnished herewith.
[1]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed September 29, 2023, and incorporated herein by reference.
[2]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed May 31, 2024, and incorporated herein by reference.
[3]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed June 21, 2024, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Ethereum ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: November 6, 2024		By:	/S/BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 6, 2024		By:	/S/KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools