Form 10-K
period 2024-12-31
Invesco Galaxy Ethereum ETF
filed 2025-02-28
CIK 1995569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2024

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission File Number 001-42165

Invesco Galaxy Ethereum ETF

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	93-6866177 (IRS Employer Identification No.)

3500 Lacey Road, Suite 700 Downers Grove, Illinois (Address of principal executive offices)	60515 (Zip Code)

(800) 983-0903 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest	QETH	Cboe BZX Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $100,000

Number of Common Shares of Beneficial Interest outstanding as of January 31, 2025: 768,000

i

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K (this “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets, the Trust’s operations, the Sponsor’s plans and references to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, technology developments regarding the use of ether and other digital assets, including the systems used by the Sponsor and the Trust’s Ethereum Custodian in their provision of services to the Trust, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, including in Part I, Item 1A. “Risk Factors” and other SEC filings by the Trust, as well as general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares. None of the Trust, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

ii

PART I

ITEM 1. BUSINESS

Overview

Invesco Galaxy Ethereum ETF (the “Trust”) is a Delaware statutory trust formed on September 27, 2023, pursuant to the Delaware Statutory Trust Act (“DSTA”). The Trust continuously issues common shares representing fractional undivided beneficial interest in and ownership of the Trust (“Shares”). The Trust operates pursuant to its Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of June 21, 2024 (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust (the “Trustee”). The Trust is managed and controlled by Invesco Capital Management LLC (the “Sponsor”). On June 17, 2024, Invesco Ltd., subject to certain conditions, purchased 4,000 Shares (the “Initial Seed Shares”) in exchange for $100,000, which comprised the initial purchase of the Trust’s Shares. The Trust commenced trading on the Cboe BZX Inc. (the “Exchange”) on July 23, 2024. The Trust has an unlimited number of shares authorized for issuance.

The Trust’s investment objective is to reflect the performance of the spot price of ether as measured using the Lukka Prime Ethereum Reference Rate (the “Benchmark”), less the Trust’s expenses and other liabilities.

In seeking to achieve its investment objective, the Trust will hold ether. The Trust is passively managed and the Sponsor does not actively manage the ether held by the Trust. This means that the Sponsor does not sell ether at times when its price is high or acquire ether at low prices in the expectation of future price increases. It also means that the Sponsor does not make use of any of the hedging techniques available to professional ether investors to attempt to reduce the risks of losses resulting from price changes.

Coinbase Custody Trust Company, LLC (the “Ethereum Custodian”) will hold all of the Trust’s ether on the Trust’s behalf as Ethereum Custodian. The Ethereum Custodian will keep the private keys associated with the Trust’s ether in a “cold storage” environment where the private keys are generated and secured (the “Prime Custody Vault”). The Trust intends to conduct its regular ether transactions, including in connection with creation and redemption transactions and selling ether to pay the Trust’s expenses, directly from the Trust’s Prime Custody Vault in over-the-counter transactions directly with counterparties selected by the Execution Agent. While the Trust does not expect to utilize the services of Coinbase, Inc. (“Coinbase” or the “Prime Broker”), from time to time, the Trust’s ether may be maintained in a trading account (the “Trading Balance”), in connection with certain transactions where the Execution Agent may elect to transact through the Prime Broker, an affiliate of the Ethereum Custodian. The Trust’s ether will be maintained by the Ethereum Custodian and Coinbase in accounts that are required to be segregated from the assets held by the Ethereum Custodian or Coinbase as principal and, when held in the Prime Custody Vault, the assets of their other customers.

The Trust values its Shares each day when the Exchange is open for regular trading (a “Business Day”) as of 4:00 p.m. ET. The value of ether held by the Trust is determined based on the estimated fair market value (“FMV”) price for ether, reflecting the execution price of ether on its principal market as determined each day by Lukka Inc., an independent third-party digital asset data company (the “Benchmark Provider”).

The Trust offers Shares only to certain eligible financial institutions (“Authorized Participants”) in one or more blocks of 5,000 Shares (“Creation Baskets”) based on the quantity of ether attributable to each Share of the Trust.

Ether and the Ethereum Network

Ether is a digital asset, also referred to as a digital currency or cryptocurrency, which serves as the unit of account on the open-source, decentralized, peer-to-peer Ethereum network (“Ethereum” or “Ethereum network”). Ether may be used to pay for goods and services, including to provide “gas” in connection with executing specific operations on the Ethereum network, stored for future use, or converted to a fiat currency, such as the U.S. dollar, at rates determined on digital asset trading platforms, or in individual end-user-to-end-user transactions under a barter system. In addition, ether is used to compensate node operators on the Ethereum network for using computational resources to confirm transactions and secure the network. Furthermore, the Ethereum network also allows users to write and implement smart contracts—that is, general-purpose code that executes on every computer in the network and can instruct the transmission of information and value based on a sophisticated set of logical conditions. Using smart contracts, users can create markets, store registries of debts or promises, represent the ownership of property, move funds in accordance with conditional instructions and create digital assets other than ether on the Ethereum network. Smart contract operations are executed on the Ethereum Blockchain in exchange for payment of ether. The Ethereum network is one of a number of projects intended to expand blockchain use beyond just a peer-to-peer money system. The value of ether is not backed by any government, corporation, or other identified body.

The value of ether is determined in part by the supply, of and demand for, ether in the markets for exchange that have been organized to facilitate the trading of ether. Ether is the second largest cryptocurrency by market capitalization behind bitcoin. Ether is maintained on the Ethereum network. No single entity owns or operates the Ethereum network. The Ethereum network is accessed through software and governs ether’s creation and movement. The source code for the Ethereum network is open-source, and anyone can contribute to its development.

The Ethereum software source code allows for the creation of decentralized applications (“DApps”) that are supported by a transaction protocol referred to as “smart contracts,” which includes the cryptographic operations that verify and secure ether transactions. A smart contract operates by a predefined set of rules (i.e., “if/then statements”) that allows it to automatically execute code the same way on any Ethereum node on the network. Such actions taken by the predefined set of rules are not necessarily contractual in nature but are intended to eliminate the arbitration of a third party for carrying out code execution on behalf of users, making the system decentralized, while empowering developers to create a wide range of applications layering together different smart contracts. Although there are many alternatives, the Ethereum network is the oldest and largest smart contract platform in terms of market cap, availability of decentralized applications, and development activity. Smart contracts can be utilized across several different applications ranging from art to finance. Currently, one of the most popular applications is the use of smart contracts for underpinning the operability of decentralized financial services (“DeFi”), which consist of numerous highly interoperable protocols and applications. DeFi is believed by some to offer many opportunities for innovation and to have the potential to create an open, transparent, and immutable financial infrastructure, with democratized access.

Because the Ethereum network has no central authority, the release of updates to the network’s source code by developers does not guarantee that the updates will be automatically adopted by the other participants. Users and validators must accept any changes made to the source code by downloading the proposed modification and that modification is effective only with respect to those users and validators who choose to download it. As a practical matter, a modification to the source code becomes part of the Ethereum network only if it is accepted by participants that collectively have a majority of the processing power on the Ethereum network.

If a modification is accepted by only a percentage of users and miners, a division will occur such that one network will run the pre-modification source code and the other network will run the modified source code. Such a division is known as a “fork.” A fork may be intentional, such as the fork that transitioned the Ethereum network from a proof-of-work consensus mechanism to a proof-of-stake consensus mechanism (the “Merge”). This means that instead of being required to solve complex mathematical problems validators are required to stake ether.

In the event of a hard fork of the Ethereum network, the Sponsor will instruct the Trust to immediately and irrevocably disclaim all rights to the ether, cash or other assets or rights received as a result of a hard fork or airdrop in respect of ether (“IR Assets”) so created. As a result, shareholders will not receive the benefits of any hard fork or airdrop. Ether is the only digital asset that will be held by the Trust. In the event the Trust seeks to change its treatment of Incidental Rights or IR Assets, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules.

New ether is created as a result of “staking” of ether by validators. Validators are required to stake ether in order to be selected to perform validation activities and then once selected, as a reward, they earn newly created ether. Validation activities include verifying transactions, storing data, and adding to the Ethereum blockchain. Investors must stake at least 32 ether to become an Ethereum validator. The Ethereum network provides the ability to execute peer-to-peer transactions to realize, via smart contracts, automatic, conditional transfer of value and information, including money, voting rights, and property.

Assets in the Ethereum network are held in accounts. Each account, or “wallet,” is made up of at least two components: a public address and a private key. An Ethereum private key controls the transfer or “spending” of ether from its associated public ether address. An ether “wallet” is a collection of public Ethereum addresses and their associated private key(s). This design allows only the owner of ether to send ether, the intended recipient of ether to unlock it, and the validation of the transaction and ownership to be verified by any third party anywhere in the world.

“Gas” refers to the unit that measures the amount of computational effort required to execute specific operations on the Ethereum network. Since each Ethereum transaction requires computational resources to execute, those resources have to be paid for to ensure Ethereum is not vulnerable to spam and cannot get stuck in infinite computational loops. Payment for computation is made in the form of a gas fee. The gas fee is the amount of gas used to do some operation, multiplied by the cost per unit gas.

Ether may be regarded as a currency or digital commodity depending on its specific use in particular transactions. Ether may be used as a medium of exchange or unit of account. Although a number of large and small retailers accept ether as a form of payment in the United States and foreign markets, there is relatively limited use of ether for commercial and retail payments. Similarly, ether may be used as a store of value (i.e., an asset that maintains its value rather than depreciating), although it has experienced significant periods of price volatility.

There can be no assurance as to the future performance of ether; the past performance and volatility of ether should not be taken as an indication of future performance or volatility.

The Lukka Prime Ethereum Reference Rate

The Benchmark is designed to provide an estimated FMV for ether, in a manner that aligns with accounting principles generally accepted in the United States (“U.S. GAAP”) and International Financial Reporting Standards Foundation (“IFRS”) accounting guidelines regarding fair market value measurements. In this regard, the Benchmark Provider seeks to identify a “principal market” for ether each day, by evaluating eligible ether trading platforms across a variety of different criteria, including the trading platforms’ oversight and governance frameworks, microstructure efficiency, trading volume, data transparency and data integrity. As of

December 31, 2024, the following trading platforms are considered to be eligible trading platforms by the Benchmark Provider: Binance, Bitfinex, Bitflyer, Bitstamp, Bullish, Coinbase, Crypto.com, Gate.io, Gemini, HitBTC, Huobi, itBit, Kraken, KuCoin, LMAX, MEXC Global, OKX and Poloniex (collectively, “Benchmark Pricing Sources”). The Benchmark Provider reviews trading platforms eligible for inclusion in the Benchmark quarterly. In determining which trading platforms to include Benchmark Pricing Sources, the Benchmark Provider evaluates each trading platform using proprietary ratings criteria. The Benchmark Provider periodically reassesses the trading platforms eligible to be considered Benchmark Pricing Sources, and makes adjustments as needed.

The Sponsor

Invesco Capital Management LLC is the Sponsor of the Trust. The Sponsor arranged for the creation of the Trust and is responsible for the ongoing registration of the Shares for their public offering, the listing of Shares on the Exchange and valuing the ether held by the Trust. The Sponsor is a limited liability company formed in the State of Delaware on February 7, 2003, and is a wholly-owned subsidiary of Invesco Ltd. Invesco Ltd. and its subsidiaries, including the Sponsor, are an independent global investment management group. The Sponsor’s principal address is 3500 Lacey Road, Suite 700, Downers Grove, IL 60515.

The Sponsor is responsible for all routine operational, administrative and other ordinary expenses of the Trust, including, but not limited to, the Trustee’s fees, the fees of the Bank of New York Mellon (the “Administrator” and the “Transfer Agent”), the fees of the Ethereum Custodian), the fees of Galaxy Digital Funds LLC (the “Execution Agent”), Exchange listing fees, Securities and Exchange Commission registration fees, printing and mailing costs, legal costs and audit fees. The Trust pays the Sponsor a unified fee of 0.25% per annum of the daily total net assets of the Trust (the “Sponsor Fee”) as compensation for services performed under the Trust Agreement (as defined herein). The Trust’s only ordinary recurring expense is the Sponsor Fee.

The Trustee

CSC Delaware Trust Company, a Delaware trust company, acts as the Trustee of the Trust as required to create a Delaware statutory trust in accordance with the Trust Agreement and the DSTA. The Trustee’s principal address is 251 Little Falls Drive, Wilmington, DE 19808.

The Administrator

The Bank of New York Mellon (“BNYM”) serves as the Trust’s Administrator. Under the trust administration and accounting agreement, the Administrator provides necessary administrative, tax and accounting services and financial reporting for the maintenance and operations of the Trust, including calculating the NAV of the Trust, determining the net assets of the Trust, and calculating the size of the Creation Baskets. The Administrator’s principal address is 240 Greenwich Street, New York, New York 10286.

The Transfer Agent

BNYM also serves as the Transfer Agent for the Trust. The Transfer Agent is responsible for (1) issuing and redeeming Shares in connection with creation and redemption transactions, (2) responding to correspondence by Shareholders and others relating to its duties, (3) maintaining Shareholder accounts and (4) making periodic reports to the Trust. The Transfer Agent’s principal address is 240 Greenwich Street, New York, New York 10286.

The Ethereum Custodian

Coinbase Custody Trust Company, LLC serves as the Trust’s Ethereum Custodian. The Trust has entered into a prime brokerage and custody agreement with the Ethereum Custodian (the “Ether Custody Agreement”), pursuant to which the Ethereum Custodian will hold in custody all of the Trust’s ether, other than that which may be maintained in a trading account with Coinbase, Inc. from time to time. The Ethereum Custodian is chartered as a limited purpose trust company by the New York State Department of Financial Services (“NYSDFS”) and is authorized by the NYSDFS to provide digital asset custody services. The Ethereum Custodian is a wholly-owned subsidiary of Coinbase Global, Inc.

The Ethereum Custodian is a third-party limited purpose trust company that was chartered in 2018 upon receiving a trust charter from the NYSDFS. The Ethereum Custodian is subject to regulation by the NYSDFS and has a long track record of providing custodial services for digital asset private keys. The Sponsor believes that the Ethereum Custodian’s policies, procedures, and controls for safekeeping, exclusively possessing, and controlling the Trust’s ether holdings are consistent with industry best practices to protect against theft, loss, and unauthorized and accidental use of the private keys. Each Trust Ethereum account at the Ethereum Custodian and the Sponsor’s Ethereum account, if any, at the Ethereum Custodian are segregated accounts and are therefore not commingled with the Ethereum Custodian’s corporate or other customer assets.

Although the Ethereum Custodian carries insurance for the benefit of its account holders, the Ethereum Custodian’s insurance does not cover any loss in value to ether and only covers losses caused by certain events such as fraud or theft and, in such covered events, it is unlikely the insurance would cover the full amount of any losses incurred by the Trust.

The Cash Custodian

BNYM also serves as the cash custodian for the Trust (the “Cash Custodian”) pursuant to a custody agreement (the “Cash Custody Agreement”). The Cash Custodian is responsible for holding the Trust’s cash, including in connection with creation and redemption transactions effected in cash. The Cash Custodian is a New York state-chartered bank and a member of the Federal Reserve System. The Cash Custodian’s principal address is 240 Greenwich Street, New York, New York 10286.

The Execution Agent

The Sponsor has entered into an agreement with Galaxy Digital Funds LLC, a subsidiary of Galaxy Digital LP (“Galaxy” or the “Execution Agent”) to serve as Execution Agent. At the direction of the Sponsor, the Execution Agent is responsible for selling ether on behalf of the Trust to the extent necessary to permit the payment of the Trust’s expenses. The Trust also will utilize the services of the Execution Agent to purchase or sell ether in connection with cash creations and redemptions. When acquiring or disposing of ether on behalf of the Trust in connection with a creation or redemption transaction, the Sponsor will provide instructions to the Execution Agent, who will identify an Ether Counterparty. The Ether Counterparty will not have a pre-existing material relationship with the Trust, except that in some cases the Ether Counterparty may be an affiliate of a service provider to the Trust. In connection with both creation and redemption transactions, the Execution Agent, pursuant to the oversight of the Sponsor, will decide how and with which Ether Counterparty to transact on the Trust’s behalf. In addition, as part of this agreement, the Execution Agent has agreed to co-brand and co-market the Trust and the Sponsor has licensed the use of certain Execution Agent trademarks, service marks and trade names in connection with the Trust. The Execution Agent’s principal address is 300 Vesey Street, New York City, New York 10282.

Galaxy is a subsidiary of Galaxy Digital Holdings LP (“Galaxy Holdings”). Galaxy Digital Holdings Ltd., which holds a limited partner interest in Galaxy Holdings, is listed on the Toronto Stock Exchange under the symbol “GLXY.”

The Marketing Agent

Invesco Distributors, Inc. (the “Marketing Agent”) is responsible for: (1) working with the Transfer Agent to review and approve, or reject, purchase and redemption orders of Shares placed by Authorized Participants with the Transfer Agent; and (2) reviewing and approving the marketing materials prepared by the Trust for compliance with applicable SEC and Financial Industry Regulatory Authority (“FINRA”) advertising laws, rules, and regulations. The Marketing Agent’s principal address is 11 Greenway Plaza, Suite 1000, Houston, TX 77046.

Regulation

The Trust is not a mutual fund and is not registered, and therefore not subject to regulation, under the Investment Company Act of 1940, as amended (the “1940 Act”). The Trust is not a commodity pool for purposes of the Commodity Exchange Act of 1936, as amended (the “CEA”), and the Sponsor is not subject to regulation by the Commodity Futures Trading Commission (the “CFTC”) as a commodity pool operator or a commodity trading advisor. The Trust’s Shares are neither interests in, nor obligations of, the Sponsor or the Trustee.

As ether and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including the Financial Crimes Enforcement Network (“FinCEN”), SEC, OCC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the U.S. Internal Revenue Service (the “IRS”), state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset trading platform market. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. Ongoing and future regulatory actions with respect to digital assets generally or any single digital asset in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

U.S. federal and state regulators, as well as the White House, have issued reports and releases concerning crypto assets, including Ethereum and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. A divided Congress makes any prediction difficult. The Trust cannot predict how these and other related events will affect the Trust or the crypto asset business.

Employees

The Trust has no employees.

Competition

The Trust and the Sponsor face competition with respect to the creation of competing exchange-traded ether products. There can be no assurance that the Trust will achieve market acceptance and scale due to competition.

Availability of SEC Reports and Other Information

The Sponsor, on behalf of the Trust, files quarterly and annual reports and other information with the SEC which are available on the SEC’s Internet site at http://www.sec.gov. The reports and other information can be accessed through the Trust’s website at www.invesco.com/etfs. Information in the Sponsor’s website shall not be deemed to be a part of this report or incorporated by reference herein unless otherwise expressly stated.

ITEM 1A. RISK FACTORS.

An investment in Shares involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report and the Trust’s prospectus dated July 22, 2024 (the “Prospectus”), before making a decision to invest in Shares. If any of the following risks occur, the business, financial condition and results of operations of the Trust may be adversely affected.

Summary of Risk Factors

•
Market and Volatility Risk. Ether has historically exhibited high price volatility relative to more traditional asset classes, which may be due to speculation regarding potential future appreciation in value. The value of the Trust’s investments in ether could decline rapidly, including to zero. Some market observers have asserted that the ether market periodically experiences pricing “bubbles” and have predicted that, in time, the value of ether will fall to a fraction of its current value, or even to zero. Ether has not been in existence long enough for market participants to assess these predictions with any precision, but if these observers are even partially correct, an investment in the Shares may turn out to be substantially worthless.
•
Adoption risk. The further development and acceptance of the Ethereum network, which is part of a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. The slowing, stopping or reversing of the development or acceptance of the Ethereum network may adversely affect the price of ether and therefore an investment in the Shares.
•
Regulatory Risk. Regulatory changes or actions may alter the nature of an investment in ether or restrict the use of ether or the operations of the Ethereum network or venues on which ether trades in a manner that adversely affects the price of ether and an investment in the Shares. For example, it may become difficult or illegal to acquire, hold, sell or use ether in one or more countries, which could adversely impact the price of ether.
•
Cybersecurity Risk Related to Ethereum. In the past, flaws in the source code for ether have been discovered, including those that resulted in the theft of users’ ether. Several errors and defects have been publicly found and corrected, including those that disabled some functionality for users and exposed users’ personal information. Discovery of flaws in or exploitations of the source code that allow malicious actors to take or create money in contravention of known network rules has occurred. Separate from the cybersecurity risks of the Ethereum protocol, entities that custody or facilitate the transfers or trading of ether have been frequent and successful targets of cybersecurity attacks, leading to significant theft of ether. If any of these exploitations or attacks occur, it could result in a loss of public confidence in ether, a decline in the value of ether and, as a result, adversely impact an investment in the Shares.
•
Expense Risk. The Trust’s returns will not match the performance of ether because the Trust incurs the Sponsor Fee and may incur other expenses.
•
Risk that Market Price of Shares May Reflect a Discount or Premium to NAV. The NAV of the Trust may not always correspond to the market price of its Shares for a number of reasons, including price volatility, levels of trading activity, differences between the normal trading hours for the Trust and the underlying ether market, the calculation methodology of the NAV, demand or supply for Shares of the Trust in excess of an Authorized Participant’s ability to create or redeem Shares and/or the closing of ether trading platforms due to fraud, failure, security breaches or otherwise. As a result, the NAV of the Shares included in Creation Baskets may differ from the market price of the Shares.
•
Cash Creations and Redemptions. The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of ether and, as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders.

Risks Related to Ether

Ether and Ethereum generally.

Ether is the native digital asset and unit of account on the Ethereum network. The market value of ether is not related to any specific company, government or asset. The valuation of ether depends on a number of factors, including future expectations for the value of the Ethereum network, the number of ether transactions, and the overall usage of ether as an asset. This means that a significant amount of the value of ether is speculative, which could lead to increased volatility. Investors could experience significant gains, losses and/or volatility in the Trust’s holdings, depending on the valuation of ether.

Several factors may affect the price of ether, including, but not limited to: supply and demand, investors’ expectations with respect to the rate of inflation, interest rates, currency exchange rates or future regulatory measures (if any) that restrict the trading of ether or the use of ether as a form of payment.

The Ethereum network is an open-source decentralized project without a controlling issuer or administrator of software development. As a result, core developers contribute their time and propose upgrades and improvements to the Ethereum network protocols and various software implementations thereof, often on the Ethereum repository on the website Github. Core developers’ roles evolve over time, largely based on self-determined participation. Although some market participants such as the Ethereum Foundation sponsor some developers, core developers are not generally compensated for their work on the Ethereum network, and such developers may cease to provide services or migrate to alternate digital asset networks. In addition, a lack of resources may result in an inability of the Ethereum network community to address novel technical issues or to achieve consensus around solutions therefor. As with other digital asset networks, the Ethereum network faces significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. A digital asset network may be limited in the number of transactions it can process by the capabilities of the participating nodes. The Ethereum network’s Ethereum 2.0 upgrade addresses some of Ethereum’s speed, efficiency and scalability issues through staking and sharding. However, both hard forks (discussed herein) and future software upgrades designed to further address scaling may cause confusion or may not result in needed improvements, each of which could have a negative impact on the value of an investment in the Shares.

Moreover, in the past, flaws in the source code for digital assets have been exposed and exploited, including flaws that disabled some functionality for users, exposed users’ personal information and/or resulted in the theft of users’ digital assets. The cryptography underlying Ethereum could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to take the Trust’s ether, which would adversely impact the value of the Shares. Moreover, functionality of the Ethereum network may be negatively affected such that it is no longer attractive to users, thereby dampening demand for ether and the Ethereum network. Even if another digital asset other than ether were affected by similar circumstances, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively affect the demand for digital assets and therefore adversely affect the value of the Shares.

Finally, as there is no centralized party controlling the development of the Ethereum network, there can be no assurance that the community as a whole will not implement changes to the Ethereum network protocols that have an adverse impact on the Trust or an investment in the Shares.

Moving from Proof-of-Work (PoW) to Proof-of-Stake (PoS) Consensus Mechanism.

In September 2022, the Ethereum network moved from a proof-of-work to a proof-of-stake mechanism called Serenity, or Ethereum 2.0. Unlike proof-of-work, in which miners expend computational resources to compete to validate transactions and are rewarded coins in proportion to the amount of computational resources expended, in proof-of-stake, validators risk or “stake” coins to compete to be randomly selected to validate transactions and are rewarded coins in proportion to the amount of coins staked. Any malicious activity, such as mining multiple blocks, disagreeing with the eventual consensus or otherwise violating protocol rules, results in the forfeiture or “slashing” of a portion of the staked coins. Proof-of-stake is viewed as more energy efficient and scalable than proof-of-work. There is no guarantee that the Ethereum community will embrace Ethereum 2.0, and the new protocol may never fully scale.

The possibility exists that Ethereum 2.0 may never achieve the goals of the Ethereum community, which may have a negative impact on the market value of ether, and consequently the NAV of the Trust.

The Trust will not participate in the proof-of-stake validation mechanism of the Ethereum network (i.e., the Trust will not “stake” its ether) to earn additional ether or seek other means of generating income from its ether holdings.

Digital asset networks face significant scaling challenges and efforts to increase the volume and speed of transactions may not be successful.

Many digital asset networks, including the Ethereum network, face significant scaling challenges due to the fact that public blockchains generally face a tradeoff between security and scalability. One means through which public blockchains achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture. In practice, this typically means that every single validator on a given digital asset network is responsible for securing the system by processing every transaction and every single full node is responsible for maintaining a copy of the entire state of the network. As a result, a digital asset network may be limited in the number of transactions it can process by the fact that all validators participate in validating in each block and the capabilities of each single fully participating node.

As of June 30, 2024, the Ethereum network handled approximately 13 transactions per second (according to Dune analytics). In an effort to increase the volume of transactions that can be processed on a given digital asset network, many digital assets are being upgraded with various features to increase the speed and throughput of digital asset transactions. As corresponding increases in throughput lag behind growth in the use of digital asset networks, average fees and settlement times may increase considerably. For example, the Ethereum network has been, at times, at capacity, which has led to increased transaction fees. In December 2017, the popularity of the blockchain-based game Cryptokitties led to significant network congestion on the Ethereum network. The game, which allows players to trade and create virtual kitties, represented by non-fungible tokens (“NFTs”), was reported by some sources to have accounted for more than 10% of the entire Ethereum network traffic at the time causing increases in transaction fees and delays in transaction processing times, and driving Ethereum network traffic to a reported then-all time high. Since January 1, 2020, ether transaction fees have increased from $0.08 average daily transaction fees per ether transaction, to a high of up to approximately $200.06 average daily transaction fees per transaction on May 1, 2022. As of December 31, 2024, Ethereum transaction fees were averaging $3.52 per transaction. Increased fees and decreased settlement speeds could preclude certain uses for ether (e.g., micropayments), and could reduce demand for, and the price of, ether, which could adversely impact the value of the Shares.

In the second half of 2020, the Ethereum network began the first of several stages of an upgrade culminating in a fork that transitioned the Ethereum network from a proof-of-work consensus mechanism to a proof-of-stake consensus mechanism (the “Merge”). The Merge was intended to address the perceived shortcomings of the proof-of-work consensus mechanism in terms of labor intensity and duplicative computational effort expended by validators (known under proof-of-work as “miners”) who did not win the race, under proof of work, to be the first in time to solve the cryptographic puzzle that would allow them to be the only validator permitted to validate the block and receive the resulting block reward (which was only given to the first validator to successfully solve the puzzle and hash a given block, and not to others). Instead, under proof-of-stake, a single validator is randomly selected to solve the cryptographic puzzle needed to validate a block, which it proposes to a committee of other validators, who vote for whether to include the block (or not), which reduces the computational work performed—and energy expended—to validate each block compared to proof-of-work.

Following the Merge, core development of the Ethereum source code has increasingly focused on modifications of the Ethereum protocol to increase speed, throughput and scalability and also improve existing or next generation uses. Future upgrades to the Ethereum protocol and Ethereum blockchain to address scaling issues—such as network congestion, slow throughput and periods of high transaction fees owing to spikes in network demand—have been discussed by network participants, such as sharding. The purpose of sharding is to increase scalability of the Ethereum blockchain by splitting the blockchain into subsections, called shards, and dividing validation responsibility so that a defined subset of validators would be responsible for each shard, rather than all validators being responsible for the entire blockchain, allowing for parallel processing and validation of transactions. However, there appears to be uncertainty and a lack of existing widespread consensus among network participants about how to solve the scaling challenges faced by the Ethereum network.

The rapid development of other competing scalability solutions, such as those which would rely on handling the bulk of computational work relating to transactions or smart contracts and applications built on the Ethereum network (consistent with common usage, all such applications are referred to as “decentralized applications” or “DApps”, whether or not decentralized in fact) outside of the main Ethereum network and Ethereum blockchain, has caused alternatives to sharding to emerge. “Layer 2” is a collective term for solutions which are designed to help increase throughput and reduce transaction fees by handling or validating transactions off the main Ethereum network (known as “Layer 1”) and then attempting to take advantage of the perceived security and integrity advantages of the Layer 1 Ethereum network by uploading the transactions validated on the Layer 2 protocol back to the Layer 1 Ethereum network. The details of how this is done vary significantly between different Layer 2 technologies and implementations. To date, the Ethereum network community has not coalesced overwhelmingly around any particular Layer 2 solution, though this could change.

There is no guarantee that any of the mechanisms in place or being explored for increasing the speed and throughput of settlement of Ethereum network transactions will be effective, or how long these mechanisms will take to become effective, which could cause the Ethereum network to not adequately resolve scaling challenges and adversely impact the adoption of ether and the Ethereum network and the value of the Shares. There is no guarantee that any potential scaling solution, whether a change to the Layer 1 Ethereum network like sharding or the introduction of a Layer 2 solution, will achieve widespread adoption. It is possible that proposed changes to the Layer 1 Ethereum network could divide the community, potentially even causing a hard fork, or that the decentralized governance of the Ethereum network causes network participants to fail to coalesce overwhelmingly around any particular solution, causing the Ethereum network to suffer reduced adoption or causing nodes, users or validators to migrate to other blockchain networks. It is also possible that scaling solutions could fail to work as intended or could introduce bugs, coding defects or flaws, security risks, or other problems that could cause them to suffer operational disruptions. For example, in April 2024, Starknet, a Layer 2 built on the Layer 1 Ethereum network, suffered an outage reportedly caused by a rounding error bug that halted production of new blocks on Starknet’s Layer 2 blockchain network. Similar outages, bugs, defects, or other problems could affect Layer 2s in the future. Similarly, in multiple instances throughout 2022 and 2023, the Arbitrum Layer 2 network experienced outages due to failures in its primary node responsible for submitting transactions to the layer 1 Ethereum network. Although the Layer 1 Ethereum network is believed not to have been affected by those outages, problems on Layer 2s in the future could conceivably affect or cause issues for the Layer 1 Ethereum network. Alternatively, if a widely-used Layer 2 network were to fail, it could reduce demand for ether because it would eliminate a source of demand for using ether to record transactions from the Layer 2 onto the Layer 1 Ethereum network. Any of the foregoing could adversely affect the price of ether or the value of the Shares.

The scheduled creation of newly minted ether and their subsequent sale may cause the price of ether to decline, which could negatively affect an investment in the Trust.

In accordance with the Ethereum 2.0 upgrades, newly created or minted ether are generated through a process referred to as “staking” which involves the collection of a staking reward of new ether. To operate a node, a validator must acquire and lock 32 ether by sending a special transaction to the staking contract, which transaction associates the staked ether with a withdrawal address (to unlock the ether and receive any staking rewards) and a validator address (to designate the validator node performing transaction verification). When the recipient makes newly minted ether available for sale, there can be downward pressure on the price of ether as the new supply is introduced into the Ethereum market.

Market and Volatility Risk

Ether has historically exhibited high price volatility relative to more traditional asset classes. For example, there were steep increases in the value of certain digital assets, including ether, over the course of 2021. These increases were followed by steep drawdowns throughout 2022. These episodes of rapid price appreciation followed by steep drawdowns have occurred multiple times throughout ether’s history, including, for example, in 2017-2018, before repeating again in 2021-2022. Over the course of 2023 and 2024, ether prices continued to exhibit significant volatility.

Extreme volatility may persist and the value of the Shares may significantly decline in the future without recovery. The digital asset markets may still be experiencing a bubble or may experience a bubble again in the future. For example, in the first half of 2022, each of Celsius Network, Voyager Digital Ltd., and Three Arrows Capital declared bankruptcy, resulting in a loss of confidence in participants of the digital asset ecosystem and negative publicity surrounding digital assets more broadly. In November 2022, FTX Trading Ltd. (“FTX”), one of the largest digital asset trading platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. In addition, several other entities in the digital asset industry filed for bankruptcy following FTX’s bankruptcy filing, such as BlockFi Inc. and Genesis Global Capital, LLC (“Genesis”). In response to these events, the digital asset markets have experienced extreme price volatility and other entities in the digital asset industry have been, and may continue to be, negatively affected, further undermining confidence in the digital asset markets. These events have also negatively impacted the liquidity of the digital asset markets as certain entities affiliated with FTX engaged in significant trading activity. If the liquidity of the digital asset markets continues to be negatively impacted by these or similar events, digital asset prices, including ether, may continue to experience significant volatility or price declines and confidence in the digital asset markets may be further undermined.

In addition, regulatory and enforcement scrutiny of digital assets has increased, including from, among others, the Department of Justice, the SEC, the CFTC, the White House and Congress, as well as state regulators and authorities. Developments in the regulation of digital assets are ongoing. For example, in July 2023, the U.S. District Court for the Southern District of New York ruled on the SEC’s action against Ripple Labs, Inc. The court found that offers and sales of XRP, a digital token, to institutions and sophisticated individuals constituted securities transactions, but that offers and sales of XRP on crypto trading platforms, distributions to employees, and other third-party developers were not securities transactions. More recently, the D.C. Circuit Court found that the SEC’s denial of the Grayscale Bitcoin Trust’s listing was “arbitrary and capricious” under the Administrative Procedures Act in light of the SEC’s approval of two similar bitcoin futures-based exchange-traded products (“ETPs”). In the immediate aftermath of this court decision, the price of bitcoin increased from nearly $26,000 to over $28,100. It is not possible to predict at this time all of the risks that regulatory developments may pose to the Trust, its service providers or to the digital asset industry as a whole.

Extreme volatility in the future, including further declines in the trading prices of ether, could have a material adverse effect on the value of the Shares and the Shares could lose all or substantially all of their value. The Trust is not actively managed and will not take any actions to take advantage, or mitigate the impacts, of volatility in the price of ether.

The value of the Trust’s investments in ether could decline rapidly, including to zero

Ether’s historical volatility may be due to speculation regarding potential future appreciation in value, which could adversely affect an investment in the Shares.

Momentum investing typically is associated with growth stocks and other assets whose valuation, as determined by the investing public, is impacted by anticipated future appreciation in value. Momentum investing in ether may have contributed, and may continue to contribute, to speculation regarding potential future appreciation in the value of ether, inflating and making these prices more volatile. As a result, ether may be more likely to fluctuate in value due to changing investor confidence in future appreciation or depreciation in prices, which could adversely affect the price of ether, and, in turn, an investment in the Trust.

Some market observers have asserted that the ether market often experiences pricing “bubbles” and have predicted that, in time, the value of ether will fall to a fraction of its current value, or even to zero.

Ether has not been in existence long enough for market participants to assess these predictions with any precision, but if these observers are even partially correct, an investment in the Shares may turn out to be substantially worthless.

The price of ether may be impacted by the behavior of a small number of influential individuals or companies.

The price of ether has experienced increased volatility resulting from the statements and actions of individuals in the ether and broader technology community. Filings by companies and social media statements by prominent individuals have in the past and may in the future have an outsized impact on the price of ether relative to fundamental value considerations. To the extent that the actions of one or more companies or individuals leads to an increase in the price of ether, a reversal of such position by the company or individual may have a sharp, negative impact on the price of ether and the value of the Shares.

Adoption Risk

User adoption of ether may slow down, stop, or reverse.

The further development and acceptance of the Ethereum network, which is part of a new and rapidly changing industry, is subject to a variety of factors that are difficult to evaluate. For example, the Ethereum network faces significant obstacles to increasing the usage of ether without resulting in higher fees or slower transaction settlement times, and attempts to increase the volume of transactions may not be effective. The slowing, stopping or reversing of the development or acceptance of the Ethereum network may adversely affect the price of ether and therefore an investment in the Shares.

The use of ether to, among other things, buy and sell goods and services is part of a new and rapidly evolving industry that employs digital assets based upon computer-generated mathematical and/or cryptographic protocols. Ether is a prominent, but not unique, part of this industry. The growth of this industry is subject to a high degree of uncertainty. The factors affecting the further development of this industry, include, but are not limited to:

•
continued worldwide growth or possible cessation or reversal in the adoption and use of ether and other digital assets;
•
government and quasi-government regulation of ether and other digital assets and their use, including taxation of ether transactions, or restrictions on or regulation of access to and operation of the Ethereum network and other digital asset networks;
•
changes in consumer demographics and public tastes and preferences, including the possibility that market participants may come to prefer other digital assets to ether for a variety of reasons, including that such other digital currencies may have features (like different consensus mechanisms) or uses that ether lacks;
•
the maintenance and development of the open-source software protocol of the Ethereum network;
•
the availability and popularity of other forms or methods of buying and selling goods and services, including new means of using fiat currencies;
•
the use of the networks supporting digital assets for developing smart contracts and distributed applications;
•
general economic conditions and the regulatory environment relating to digital assets;
•
because of the energy usage required for mining certain digital assets, regulation stemming from energy usage and/or climate concerns; and
•
negative consumer or public perception of ether specifically and other digital assets generally.

Currently, there is relatively limited use of ether in the retail and commercial marketplace in comparison to relatively extensive use as a store of value, thus contributing to price volatility that could adversely affect an investment in the Shares.

Ether has only recently and very selectively been accepted as a means of payment for goods and services by some retail and commercial outlets, and the use of ether by consumers to pay such retail and commercial outlets remains extremely limited. Banks and other established financial institutions may refuse to process funds for ether transactions; process wire transfers to or from ether trading platforms, ether-related companies or service providers; or maintain accounts for persons or entities transacting in ether or providing ether-related services. In addition, some taxing jurisdictions, including the U.S., treat the use of ether as a medium of exchange for goods and services to be a taxable sale of ether, which could discourage the use of ether as a medium of exchange, especially for a holder of ether that has appreciated in value. See “—Regulatory Risk—The tax treatment of ether and transactions involving ether for U.S. federal income tax purpose is uncertain and may change, which could adversely affect the value of an investment in the Shares.”

Conversely, a significant portion of ether’s demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset. Price volatility undermines ether’s role as a medium of exchange, as retailers are much less likely to accept it as a form of payment. Use of ether as a medium of exchange and payment method may always be low. A lack of expansion by ether into retail and commercial markets, or a contraction of such use, may result in damage to the public perception of ether and the utility of ether as a payment system, increased volatility or a reduction in the value of ether, all of which could adversely impact an investment in the Shares. There can be no assurance that such acceptance will grow, or not decline, in the future.

While bitcoin, the first widely used digital asset, and many other digital assets were created and mainly serve as a form of money, digital assets can be used to do more complicated things. Some digital assets were built specifically with more complex use cases in mind. For example, the Ethereum network was designed primarily to facilitate smart contracts, with the digital asset ether serving as the transactional mechanism for many portions of such contracts. Smart contracts are programs that automatically execute on a blockchain, allowing for a myriad of interesting applications to be built. It is possible that market demand for digital assets with use cases beyond serving as a form of money could over time reduce the market demand for ether, which would adversely impact the price of ether and, as a result, an investment in the Shares. Additionally, certain digital assets use non-blockchain technologies, like Directed Acyclic Graph data structures, to maintain consensus. To the extent market participants come to prefer these other consensus mechanisms or digital assets that use non-blockchain technology, the value of ether, and therefore an investment in the Shares, may be adversely affected.

Ethereum faces significant scaling obstacles that can lead to high fees or slow transaction settlement times, and attempts to increase the volume of transactions may not be effective.

The Ethereum network faces significant scaling challenges due to the fact that public blockchains generally face a tradeoff between decentralization, security and scalability. One means through which public blockchains such as the Ethereum network achieve security is decentralization, meaning that no intermediary is responsible for securing and maintaining these systems. For example, a greater degree of decentralization generally means a given digital asset network is less susceptible to manipulation or capture.

Historically, the development of the source code of the Ethereum protocol has been overseen by the Ethereum Foundation and the core developers. The core developers evolve over time, largely based on self-determined participation. However, the Ethereum network would cease to operate successfully without both validators and users, and the core developers cannot formally compel them to adopt the changes to the source code desired by core developers, or to continue to render services or participate in the Ethereum network. EIP 1559 is an example of a change where certain constituencies, such as miners, or sub-groups within a constituency, demonstrated differing interests from those of the core developers or certain users of the Ethereum network, such as decentralized application and smart contract developers. As a general matter, the governance of the Ethereum network generally depends on the majority of all members of the Ethereum community ultimately reaching some form of voluntary agreement on significant changes.

The decentralized governance of the Ethereum network may make it difficult to find or implement solutions or marshal sufficient effort to overcome existing or future problems, especially protracted ones requiring substantial directed effort and resource commitment over a long period of time, such as scaling challenges and the implementation of Ethereum 2.0. Deeply-held differences of opinion have led to forks in the past, such as between Ethereum and Ethereum Classic following The DAO hack, and could lead to additional forks in the future, with potentially divisive effects. The Ethereum network’s failure to overcome governance challenges could exacerbate problems experienced by the network or cause the network to fail to meet the needs of its users, and could cause users, validators, and developer talent to abandon the Ethereum network or to choose competing blockchain protocols, or lead to a drop in speculative interest, which could cause the value of ether to decline.

If increases in throughput on the Ethereum network lag behind growth in usage of ether, average fees and settlement times may increase considerably. For example, the Ethereum network has been significantly congested at times, which has led to increased transaction fees. Increased fees and decreased settlement speeds could preclude certain uses for ether, and could reduce demand for, and the price of, ether, which could adversely impact the value of the Shares.

The implementation of Ethereum 2.0 has increased the speed and efficiency of the Ethereum network. However, there is no guarantee that any of the mechanisms in place or being explored for further increasing the speed, efficiency and scalability of the Ethereum network transactions will be effective, or how long these mechanisms will take to become effective, which could adversely impact the value of the Shares.

The prevailing level of transaction fees may adversely affect the usage of the Ethereum network.

New ether is created when ether validators use their stake on the Ethereum network to participate in the consensus mechanism, which records and verifies every ether transaction on the Ethereum blockchain. In return for their services, validators are rewarded through receipt of a set amount of ether. If transaction fees voluntarily paid by users are not sufficiently high or if transaction fees increase to the point of being prohibitively expensive for users, validators may not have an adequate incentive to continue validating. Further, if the price of ether or the reward for validating new blocks is not sufficiently high to incentivize validators, validators may cease participating in the consensus mechanism. Validators ceasing operations or participation in the consensus mechanism would reduce the collective processing power on the Ethereum network, which would adversely affect the confirmation process for transactions (i.e., temporarily decreasing the speed at which blocks are added to the blockchain) and make the Ethereum network more vulnerable to malicious actors obtaining sufficient control to alter the blockchain and hinder transactions. Any reduction in confidence in the confirmation process of the Ethereum network may adversely affect the Trust’s investments in ether.

The amount of new ether earned by staking may be adjusted. Historically, the validating reward associated with solving an Ethereum block has been reduced, although the supply of new ether is uncapped. If the transaction fees are too low, miners may not be incentivized to validate transactions and confirmations of transactions on the blockchain could be temporarily slowed. A reduction in the processing power expended by validators on the Ethereum network could reduce infrastructure security, reduce confidence in the Ethereum network, or expose the Ethereum network to a malicious actor or botnet obtaining a majority of processing power on the Ethereum network. Decreased demand for ether or reduced security on the Ethereum network may adversely impact an investment in the Shares.

Competition from central bank digital currencies (“CBDCs”) could adversely affect the value of ether and other digital assets.

Central banks have introduced digital forms of legal tender (CBDCs). China’s CBDC project, known as Digital Currency Electronic Payment, has reportedly been tested in a live pilot program conducted in multiple cities in China. A recent study published by the Bank for International Settlements estimated that at least 36 central banks have published retail or wholesale CBDC work ranging from research to pilot projects. Whether or not they incorporate blockchain or similar technology, CBDCs, as a form of legal tender in the issuing jurisdiction, could have an advantage in competing with, or replace, ether and other digital assets as a medium of exchange or store of value. As a result, the value of ether could decrease, which could adversely affect an investment in the Trust.

Competing digital assets may adversely affect the value of ether and digital assets.

Promoters of other digital assets claim that those digital assets have solved certain of the purported drawbacks of the Ethereum network, for example, allowing faster settlement times, reducing gas fees, or reducing electricity usage in connection with mining. If these digital assets are successful, such success could reduce demand for ether and adversely affect the value of ether and an investment in the Trust.

Prices of ether may be affected due to stablecoins (including Tether and U.S. Dollar Coin (“USDC”)), the activities of stablecoin issuers and their regulatory treatment.

While the Trust does not invest in stablecoins, it may nonetheless be exposed to these and other risks that stablecoins pose for the ether market through its trading in ether. Stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are typically marketed as being pegged to a fiat currency, such as the U.S. dollar. Although the prices of stablecoins are intended to be stable, in many cases their prices fluctuate, sometimes significantly. This volatility has in the past apparently impacted the price of ether. Stablecoins are a relatively new phenomenon, and it is impossible to know all of the risks that they could pose to participants in the ether market. In addition, some have argued that some stablecoins, particularly Tether, are improperly issued without sufficient backing in a way that could cause artificial rather than genuine demand for ether, raising its price, and also argue that those associated with certain stablecoins are involved in laundering money. For example, on February 17, 2021, the New York Attorney General entered into an agreement with Tether’s operators, requiring them to cease any further trading activity with New York persons and pay $18.5 million in penalties for false and misleading statements made regarding the assets backing Tether. On October 15, 2021, the CFTC announced a settlement with Tether’s operators in which they agreed to pay $42.5 million in fines to settle charges that, among others, Tether’s claims that it maintained sufficient U.S. dollar reserves to back every Tether stablecoin in circulation with the “equivalent amount of corresponding fiat currency” held by Tether were untrue.

USDC is a reserve-backed stablecoin issued by Circle Internet Financial that is commonly used as a method of payment in digital asset markets, including the ether market. The issuer of USDC uses the Circle Reserve Fund to hold cash, U.S. Treasury bills, notes and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury, and repurchase agreements secured by such obligations or cash, which serve as reserves backing USDC stablecoins. While USDC is designed to maintain a stable value at 1 U.S. dollar at all times, on March 10, 2023, the value of USDC fell below $1.00 for multiple days after Circle Internet Financial disclosed that $3.3 billion of the USDC reserves were held at Silicon Valley Bank, which had entered FDIC receivership earlier that day. Stablecoins are reliant on the U.S. banking system and the U.S. treasuries market, and the failure of either to function normally could impede the function of stablecoins, and therefore could adversely affect the value of the Shares.

Given the foundational role that stablecoins play in global digital asset markets, their fundamental liquidity can have a dramatic impact on the broader digital asset market, including the market for ether. Because a large portion of the digital asset market still depends on stablecoins such as Tether and USDC, there is a risk that a disorderly de-pegging or a “run” on Tether or USDC could lead to dramatic market volatility in digital assets more broadly. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement), concerns about the sufficiency of any reserves that support stablecoins or potential manipulative activity when unbacked stablecoins are used to pay for other digital assets (including ether), or regulatory concerns about stablecoin issuers or intermediaries, such as trading platforms, that support stablecoins, could impact individuals’ willingness to trade on trading platforms that rely on stablecoins, reduce liquidity in the ether market, and affect the value of ether, and in turn impact an investment in the Shares.

The open-source structure of the Ethereum network protocol means that certain core developers and other contributors may not be directly compensated for their contributions in maintaining and developing the Ethereum network protocol. A failure to properly monitor and upgrade the Ethereum network protocol could damage the Ethereum network.

The Ethereum network operates based on open-source protocol maintained by a group of core developers. There is no official developer or group of developers that controls the Ethereum network. However, historically the Ethereum network’s development has been overseen by the Ethereum Foundation and other core developers. The Ethereum Foundation and core developers are able to access and alter the Ethereum network source code and, as a result, they are responsible for quasi-official releases of updates and other changes to the Ethereum network’s source code. As the Ethereum network protocol is not sold and its use does not generate revenue for development teams, core developers may not be directly compensated for maintaining and updating the Ethereum network protocol. Consequently, developers may lack a financial incentive to maintain or develop the network, and the core developers may lack the resources to adequately address emerging issues with the network. There can be no guarantee that developer support will continue or be sufficient in the future. Additionally, some development and developers are funded by companies whose interests may be at odds with other participants in the network or with investors’ interests. To the extent that material issues arise with the Ethereum network protocol and the core developers and open-source contributors are unable or unwilling to address the issues adequately or in a timely manner, the Ethereum network and an investment in the Shares may be adversely affected.

Lack of clarity in the corporate governance of ether may lead to ineffective decision-making that slows development or prevents the Ethereum network from overcoming important obstacles.

Governance of decentralized networks, such as the Ethereum network, is by voluntary consensus and open competition. Ethereum has no central decision-making body or clear manner in which participants can come to an agreement other than through overwhelming consensus. Historically the development of the source code of the Ethereum protocol has been overseen by the Ethereum Foundation and the core developers. The core developers evolve over time, largely based on self-determined participation. However, the Ethereum network would cease to operate successfully without both miners and users, and the core developers cannot formally compel them to adopt the changes to the source code desired by core developers, or to continue to render services or participate in the Ethereum network. The lack of clarity on governance may adversely affect ether’s utility and ability to grow and face challenges, both of which may require solutions and a directed effort to overcome problems, especially long-term problems.

To the extent lack of clarity in corporate governance of ether leads to ineffective decision-making that slows development and growth, the value of the Shares may be adversely affected.

Cybersecurity Risk Related to Ethereum

Flaws in the source code of Ethereum, or flaws in the underlying cryptography, could leave the Ethereum network vulnerable to a multitude of attack vectors.

If the source code or cryptography underlying ether proves to be flawed or ineffective, malicious actors may be able to steal ether held by others, which could negatively impact the demand for ether and therefore adversely impact the price of ether. In the past, flaws in the source code for ether have been discovered, including those that resulted in the loss of users’ ether. Several errors and defects have been publicly found and corrected, including those that disabled some functionality for users and exposed users’ personal information. Discovery of flaws in or exploitations of the source code that allow malicious actors to take or create money in contravention of known network rules have occurred. In addition, the cryptography underlying ether could prove to be flawed or ineffective, or developments in mathematics and/or technology, including advances in digital computing, algebraic geometry and quantum computing, could result in such cryptography becoming ineffective. In any of these circumstances, a malicious actor may be able to steal ether held by others, which could adversely affect the demand for ether and therefore adversely impact the price of ether. Even if the affected digital asset is not ether, any reduction in confidence in the source code or cryptography underlying digital assets generally could negatively impact the demand for ether and therefore adversely affect an investment in the Shares.

Following the Merge and the switch to proof-of-stake validation, the Ethereum network is currently vulnerable to several types of attacks, including:

•
“>33% attack” where, if a validator or group of validators were to gain control of more than 33% of the total staked ether on the Ethereum network, a malicious actor could temporarily impede or delay block confirmation or even cause a temporary fork in the blockchain. This is believed to be temporary, as the Ethereum network’s inactivity leak would be expected to eventually penalize the attacker enough for the chain to finalize again (i.e., the honest majority would be expected to reclaim more than a 2/3rd stake as the attacker’s stake is penalized). However, it is not believed that with 33% control, a malicious actor could engage in double-spending or fraudulent block propagation.
•
“>50% attack” where, if a validator or group of validators acting in concert were to gain control of more than 50% of the total staked ether on the Ethereum network, a malicious actor would be able to gain full control of the Ethereum network and the ability to manipulate future transactions on the blockchain, including censoring transactions, double-spending and fraudulent block propagation, potentially for an extended period or even permanently. In theory, the minority non-attackers might reach social consensus to reject blocks proposed by the malicious majority attacker, reducing the attacker’s ability to engage in malicious activity, but there can be no assurance this would happen or that non-attackers would be able to coordinate effectively.
•
“>66% attack” where, if a validator or group of validators acting in concert were to gain control of more than 66% of the total staked ether on the Ethereum network, a malicious actor could permanently and irreversibly manipulate the blockchain, including censorship, double-spending and fraudulent block propagation. The attacker could finalize their preferred chain without any consideration for the votes of other stakers and could also revert finalized blocks.

If a malicious actor or botnet (a voluntary or hacked collection of computers controlled by networked software coordinating the actions of the computers) obtains a majority (over 50%) of the validating power on the Ethereum network, it may be able to alter the Ethereum blockchain on which transactions in ether rely by constructing fraudulent blocks or preventing certain transactions from completing in a timely manner, or at all. The malicious actor or botnet could also control, exclude or modify the ordering of transactions. Although the malicious actor or botnet would not be able to generate new tokens or transactions using such control, it could “double-spend” its own tokens (i.e., spend the same tokens in more than one transaction) and prevent the confirmation of other users’ transactions for so long as it maintained control (over 50%). To the extent that such malicious actor or botnet did not yield its control of the validating power on the Ethereum network or the Ethereum community did not reject the fraudulent blocks as malicious, reversing any changes made to the Ethereum blockchain may not be possible. If the malicious actor were to gain control of more than 33% of the total staked ether on the Ethereum network, they could temporarily impede or delay block confirmation or even cause a temporary fork in the blockchain, but it is not believed that they could in double-spending or fraudulent block propagation. Even without 33% control, a malicious actor or botnet could create a flood of transactions in order to slow down the Ethereum network (similar to a denial-of-service attack).

Some digital asset networks have been subject to malicious activity achieved through control over 50% of the processing power on the network. For example, on May 24, 2018, it was reported that attackers compromised the Bitcoin Gold network in this manner and were successfully able to double-spend units of ether gold in a series of transactions over the course of at least one week and in a total amount of at least $18 million. In addition, in May 2019, the Bitcoin Cash network experienced a 51% attack when two large mining pools reversed a series of transactions in order to stop an unknown miner from taking advantage of a flaw in a recent Bitcoin Cash protocol upgrade. Although this particular attack was arguably benevolent, the fact that such coordinated activity was able to occur may negatively impact perceptions of the Bitcoin Cash network. Furthermore, in August 2020, the Ethereum Classic Network was the target of two double-spend attacks by an unknown actor or actors that gained more than 50% of the processing power of the Ethereum Classic network. The attacks resulted in reorganizations of the Ethereum Classic blockchain that allowed the attacker or attackers to reverse previously recorded transactions in excess of $5.0 million and $1.0 million. Other digital assets such as Verge, Monacoin and Electroneum have also suffered similar attacks. To the extent that the Ethereum ecosystem, including the core developers and the administrators of mining pools, does not act to ensure greater decentralization of mining processing power, the feasibility of a malicious actor obtaining control of the processing power on the Ethereum network will increase, which may adversely affect an investment in the Shares. See “—Regulatory Risk.”

A malicious actor may also obtain control over the Ethereum network through its influence over core or influential developers. For example, this could allow the malicious actor to stymie legitimate network development efforts or attempt to introduce malicious code to the network under the guise of a software improvement proposal by such a developer. To the extent that the Ethereum ecosystem fails to attract a significant number of users, the possibility that a malicious actor may be able to obtain control of the Ethereum network in this manner will remain heightened.

By using cancer nodes, a malicious actor can disconnect the target user from the ether economy entirely by refusing to relay any blocks or transactions.

Separate from the cybersecurity risks of the Ethereum protocol, entities that custody or facilitate the transfers or trading of ether have been frequent and successful targets of cybersecurity attacks, leading to significant theft of ether.

If any of these exploitations or attacks occur, it could result in a loss of public confidence in ether and a decline in the value of ether and, as a result, adversely impact an investment in the Shares.

Liquid staking applications pose centralization concerns.

Validators must deposit 32 ether to activate a unique validator key pair that is used to sign block proposals and attestations on behalf of its stake (i.e., vote on its view of the chain). For every 32 ether deposit that is staked, a unique validator key pair is generated. An application built on the Ethereum network, or a single node operator, can manage many validator key pairs. For example, Lido, an application that provides a so-called “liquid staking” solution which permits holders of ether to deposit them with Lido, which stakes the ether while issuing the holder a transferable token, is reported by some sources to have or have had up to 275,000 validator key pairs (each representing 32 staked ether) divided across over 30 node operators. At times, Lido has reportedly controlled around or in excess of 33% of the total staked ether on the Ethereum network. While it is widely believed that Lido has little incentive to attempt to interfere with transaction finality or block confirmations using its reported 33% stake, since doing so would likely cause its entire stake to be slashed and thus lost (assuming good actors unaffiliated with Lido controlled the remainder), and also because Lido is believed to not control most of the third party node operators where its ether is staked, and finally since the occurrence of such manipulation of the Ethereum network’s consensus process by Lido or any other actor would likely cause ether to lose substantial value (which would obviously hurt Lido economically), it nevertheless poses centralization concerns. If Lido, or a bad actor with a similar sized stake, were to attempt to interfere with transaction finality or block confirmations, it could negatively affect the use and adoption of the Ethereum network, the value of ether, and thus the value of the Shares.

Smart contracts are new and their ongoing development and operation may result in problems or be subject to errors or hacks, which could reduce the demand for ether or cause a wider loss of confidence in the Ethereum network, either of which could have an adverse impact on the value of ether.

Since smart contracts typically cannot be stopped or reversed, vulnerabilities in their programming (i.e., coding errors) can have damaging effects. For instance, coding errors may potentially create vulnerabilities that allow an attacker to drain the funds associated with the smart contract, cause issues or render the protocol unusable. There have been a number of vulnerabilities in various smart contract implementations exploited by hackers since the launch of the Ethereum network in 2015 that have resulted in the loss of ether from accounts. Problems with the development, deployment, and operation of smart contracts may have an adverse effect on the value of ether.

In some cases, smart contracts can be controlled by one or more “admin keys” or users with special privileges, or “super users”. These users may have the ability to unilaterally make changes to the smart contract, enable or disable features on the smart contract, change how the smart contract receives external inputs and data, and make other changes to the smart contract.

Many applications associated with DeFi are currently deployed on the Ethereum network, and smart contracts relating to DeFi applications currently represent a significant source of demand for ether. For smart contracts that hold a pool of digital asset reserves, smart contract super users or admin key holders may be able to extract funds from the pool, liquidate assets held in the pool, or take other actions that decrease the value of the digital assets held by the smart contract in reserves. Even for digital assets that have adopted a decentralized governance mechanism, such as smart contracts that are governed by the holders of a governance token, such governance tokens can be concentrated in the hands of a small group of core community members, who would be able to make similar changes unilaterally to the smart contract. If any such super user or group of core members unilaterally make adverse changes to a smart contract, the design, functionality, features and value of the smart contract, its related digital assets may be harmed. In addition, assets held by the smart contract in reserves may be stolen, misused, burnt, locked up or otherwise become unusable and irrecoverable. Super users can also become targets of hackers and malicious attackers. Furthermore, the underlying smart contracts may be insecure, contain bugs or other vulnerabilities, or otherwise may not work as intended. Any of the foregoing could cause users of the DeFi application to be negatively affected, or could cause the DeFi application to be the subject of negative publicity. Because DeFi applications may be built on the Ethereum network and represent a significant source of demand for ether, public confidence in the Ethereum network itself could be negatively affected, and the value of ether could decrease.

Ether transactions are irrevocable and stolen or incorrectly transferred ether may be irretrievable. As a result, any incorrectly executed ether transactions could adversely affect an investment in the Trust.

Ether transactions are not reversible. Once a transaction has been verified and recorded in a block that is added to the Ethereum blockchain, an incorrect transfer of a digital asset, such as ether, or a theft of ether generally will not be reversible and the Trust may not be capable of seeking compensation for any such transfer or theft. To the extent that the Trust is unable to successfully seek redress for such error or theft, such loss could adversely affect an investment in the Trust.

The custody of the Trust’s ether is handled by the Ethereum Custodian, and the transfer of ether to and from Authorized Participants or their agents is directed by the Sponsor. If the Ethereum Custodian’s internal procedures and controls are inadequate to safeguard the Trust’s ether holdings, and the Trust’s private key(s) is (are) lost, destroyed or otherwise compromised and no backup of the private key(s) is (are) accessible, the Trust will be unable to access its ether, which could adversely affect an investment in the Shares of the Trust. In addition, if the Trust’s private key(s) is (are) misappropriated and the Trust’s ether holdings are stolen, including from or by the Ethereum Custodian, the Trust could lose some or all of its ether holdings, which could adversely impact an investment in the Shares of the Trust.

Security threats to the Trust’s account with the Ethereum Custodian could result in the halting of Trust operations and a loss of Trust assets or damage to the reputation of the Trust, each of which could result in a reduction in the price of the Shares.

The Trust and its service providers’ use of internet, technology and information systems (including mobile devices and cloud-based service offerings) may expose the Trust to potential risks linked to cyber-security breaches of those technological or information systems. Security breaches, computer malware, ransomware and computer hacking attacks have been a prevalent concern in relation to digital assets. The Sponsor believes that the Trust’s ether held in the Trust’s account with the Ethereum Custodian will be an appealing target to hackers or malware distributors seeking to destroy, damage or steal the Trust’s ether and will only become more appealing as the Trust’s assets grow. To the extent that the Trust, the Sponsor or the Ethereum Custodian is unable to identify and mitigate or stop new security threats or otherwise adapt to technological changes in the digital asset industry, the Trust’s ether may be subject to theft, loss, destruction or other attack.

The Sponsor has evaluated the security procedures in place for safeguarding the Trust’s ether. Nevertheless, the security procedures cannot guarantee the prevention of any loss due to a security breach, software defect or act of God that may be borne by the Trust.

The security procedures and operational infrastructure may be breached due to the actions of outside parties, error or malfeasance of an employee of the Sponsor, the Ethereum Custodian, or otherwise, and, as a result, an unauthorized party may obtain access to the Trust’s account with the Ethereum Custodian, the private keys (and therefore ether) or other data of the Trust. Additionally, outside parties may attempt to fraudulently induce employees of the Sponsor, the Ethereum Custodian, or the Trust’s other service providers to disclose sensitive information in order to gain access to the Trust’s infrastructure. As the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, or may be designed to remain dormant until a predetermined event and often are not recognized until launched against a target, the Sponsor and the Ethereum Custodian may be unable to anticipate these techniques or implement adequate preventative measures.

An actual or perceived breach of the Trust’s account with the Ethereum Custodian could harm the Trust’s operations, result in partial or total loss of the Trust’s assets, damage the Trust’s reputation and negatively affect the market perception of the effectiveness of the Trust, all of which could in turn reduce demand for the Shares, resulting in a reduction in the price of the Shares. The Trust may also cease operations, the occurrence of which could similarly result in a reduction in the price of the Shares.

While the Sponsor has established business continuity plans and systems that it believes are reasonably designed to prevent cyber attacks, there are inherent limitations in such plans and systems including the possibility that certain risks have not been, or cannot be, identified. Service providers may have limited indemnification obligations to the Trust, which could be negatively impacted as a result.

If the Ether Custody Agreement is terminated or the Ethereum Custodian or Prime Broker fail to provide services as required, the Sponsor may need to find and appoint a replacement custodian and/or prime broker, which could pose a challenge to the safekeeping and safe transfer of the Trust’s ether, and the Trust’s ability to continue to operate may be adversely affected.

The Trust is dependent on the Ethereum Custodian to operate. The Ethereum Custodian performs essential functions in terms of safekeeping the Trust’s ether, and its affiliate, Coinbase may be utilized by the Trust to facilitate the selling of ether by the Trust to pay the Sponsor Fee and, to the extent applicable, other Trust expenses, or in certain circumstances, to purchase and sell ether in connection with cash creation or redemption transactions. If the Ethereum Custodian or Prime Broker fail to perform the functions they perform for the Trust due to insolvency, business failure or interruption, default, failure to perform, security breach, or other problems affecting the Ethereum Custodian or the Prime Broker, the Trust may be unable to operate or create or redeem Creation Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares.

On March 22, 2023, Coinbase and the Ethereum Custodian’s parent company, Coinbase Global Inc. (“Coinbase Global” and together, the “Relevant Coinbase Entities”) received a “Wells Notice” from the SEC staff stating that the SEC staff made a “preliminary determination” to recommend that the SEC file an enforcement action against the Relevant Coinbase Entities alleging violations of the federal securities laws, including the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Securities Act of 1933, as amended (the “Securities Act”). According to Coinbase Global’s public reporting company disclosure, based on discussions with the SEC staff, the Relevant Coinbase Entities believe these potential enforcement actions would relate to aspects of the Relevant Coinbase Entities’ Coinbase Prime service, spot market, staking service Coinbase Earn, and Coinbase Wallet and the potential civil action may seek injunctive relief, disgorgement, and civil penalties. On June 6, 2023, the SEC filed a complaint against the Relevant Coinbase Entities in federal district court in the Southern District of New York, alleging, inter alia: (i) that Coinbase has violated the Exchange Act by failing to register with the SEC as a national securities exchange, broker-dealer, and clearing agency, in connection with activities involving certain identified digital assets that the SEC’s complaint alleges are securities, (ii) that Coinbase has violated the Securities Act by failing to register with the SEC the offer and sale of its staking program, and (iii) that Coinbase Global is jointly and severally liable as a control person under the Exchange Act for Coinbase’s violations of the Exchange Act to the same extent as Coinbase. The SEC’s complaint against the Relevant Coinbase Entities does not allege that ether is a security nor does it allege that Coinbase’s activities involving ether caused the alleged registration violations, and the Ethereum Custodian was not named as a defendant. The SEC’s complaint seeks a permanent injunction against the Relevant Coinbase Entities to prevent them from violations of the Exchange Act or Securities Act, disgorgement, civil monetary penalties, and such other relief as the court deems appropriate or necessary. Coinbase could be required, as a result of a judicial determination, or could choose, to restrict or curtail the services it offers, or its financial condition and ability to provide prime brokerage services to the Trust could be affected. If Coinbase were to be required or choose as a result of a regulatory action (including, for example, the litigation initiated by the SEC), to restrict or curtail the services it offers, it could negatively affect the Trust’s ability to operate or process creations or redemptions of Creation Baskets, which could force the Trust to liquidate or adversely affect the price of the Shares. While the Ethereum Custodian is not named in the complaint, if Coinbase Global, as the parent of the Ethereum Custodian, is required, as a result of a judicial determination, or could choose, to restrict or curtail the services its subsidiaries provide to the Trust, or its financial condition is negatively affected, it could negatively affect the Trust’s ability to operate.

If the Ether Custody Agreement is terminated, the Sponsor may not be able to find a party willing to serve as the custodian of the Trust’s ether or as the Trust’s prime broker under the same terms as the current Ethereum Custody Agreement or at all. To the extent that Sponsor is not able to find a suitable party willing to serve as the custodian or prime broker, the Sponsor may be required to terminate the Trust and liquidate the Trust’s ether. In addition, to the extent that the Sponsor finds a suitable party but must enter into a modified Ether Custody Agreement that is less favorable for the Trust or Sponsor, the value of the Shares could be adversely affected.

Loss of a critical banking relationship for, or the failure of a bank used by, the Execution Agent could adversely impact the Trust’s ability to create or redeem Creation Baskets, or could cause losses to the Trust.

The Execution Agent is responsible for selling ether on behalf of the Trust to pay the Sponsor Fee and, to the extent applicable, other Trust expenses. In addition, the Execution Agent will purchase or sell ether in connection with cash creations and redemptions. The Execution Agent may rely on bank accounts to provide its execution services and hold any cash related to a customer’s purchase or sale of ether. To the extent that the Execution Agent faces difficulty establishing or maintaining banking relationships, the loss of the Execution Agent’s banking partners or the imposition of operational restrictions by these banking partners and the inability for the Execution Agent to utilize other financial institutions may result in a disruption of creation and redemption activity of the Trust, or cause other operational disruptions or adverse effects for the Trust.

The Trust could also suffer losses in the event that a bank in which the Execution Agent holds customer cash fails, becomes insolvent, enters receivership, is taken over by regulators, enters financial distress, or otherwise suffers adverse effects to its financial condition or operational status. For example, Silvergate Bank, Silicon Valley Bank, Signature Bank, and First Republic Bank recently experienced financial distress, including voluntary liquidation and receiverships.

Changing circumstances and market conditions, some of which may be beyond the Trust’s or the Sponsor’s control, could impair the Trust’s ability to access the Trust’s cash associated with the Trust’s orders to purchase or sell ether in connection with payment of the Sponsor Fee, and to the extent applicable, other Trust expenses, or in connection with creation and redemption transactions. If the Execution Agent were to experience financial distress or its financial condition is otherwise affected by the failure of its banking partners, the Execution Agent’s ability to provide services to the Trust could be affected. Moreover, the future failure of a bank at which the Execution Agent maintains customer cash could result in losses to the Trust, to the extent the balances are not subject to deposit insurance.

The Execution Agent may utilize the services of the Prime Broker to route Trust orders through certain Connected Trading Venues. The loss or failure of any such Connected Trading Venues may adversely affect the Execution Agent’s ability to execute the Trust’s ether transactions and cause losses for the Trust.

In connection with selling ether on behalf of the Trust, the Execution Agent (acting as agent of the Trust) may elect to route ether purchase or sale orders to a trading platform operated by Coinbase, Inc., the Prime Broker. The Prime Broker provides access to a number of trading platforms and venues where the Execution Agent, acting on behalf of the Trust, may execute orders to buy and sell ether (each such venue, a “Connected Trading Venue”). In connection with these activities, the Prime Broker may hold ether with such Connected Trading Venues for a short time in order to effect the Trust’s orders. If the Prime Broker were unable to access to these Connected Trading Venues, its trading services (and therefore the Execution Agent’s services as well) could be adversely affected to the extent that the Execution Agent is limited in its ability to execute order flow for the Trust, and the Trust could suffer resulting losses or disruptions to its operations. While the Prime Broker has policies and procedures to oversee Connected Trading Venues, if any of these venues experience any technical, legal, regulatory or other adverse events, such as shutdowns, delays, system failures, suspension of withdrawals, illiquidity, insolvency, or loss of customer assets, the Execution Agent, on behalf of the Trust, might not be able to fully recover the Trust’s ether.

A disruption of the internet may affect the use of ether and subsequently the value of the Shares.

Ethereum is dependent upon the internet. A significant disruption in internet connectivity could disrupt the Ethereum network’s operations until the disruption is resolved and have an adverse effect on the price of ether. In particular, some variants of digital assets have been subjected to a number of denial-of-service attacks, which have led to temporary delays in block creation and in the transfer of the digital assets. While in certain cases in response to an attack, an additional hard fork has been introduced to increase the cost of certain network functions, the relevant network has continued to be the subject of additional attacks. Moreover, it is possible that if ether increases in value, it may become a bigger target for hackers and subject to more frequent hacking and denial-of-service attacks.

Ether is also susceptible to border gateway protocol (“BGP”) hijacking. Such an attack can be a very effective way for an attacker to intercept traffic en route to a legitimate destination. BGP hijacking impacts the way different nodes and miners are connected to one another to isolate portions of them from the remainder of the network, which could lead to a risk of the network allowing double-spending and other security issues. If BGP hijacking occurs on the Ethereum network, participants may lose faith in the security of ether, which could affect ether’s value and consequently the value of the Shares.

Any future attacks that impact the ability to transfer ether could have a material adverse effect on the price of ether and the value of an investment in the Shares.

Regulatory Risk

As ether and the broader digital assets ecosystem has grown, it has begun to attract more regulatory attention around the globe. The future regulatory environment is uncertain and may vary by country or even within countries. Failure to appropriately regulate the digital assets ecosystem could stifle innovation, which could adversely impact the value of the Shares.

As ether and digital assets have grown in both popularity and market size, the U.S. Congress and a number of U.S. federal and state agencies (including the Financial Crimes Enforcement Network (“FinCEN”), SEC, OCC, CFTC, FINRA, the Consumer Financial Protection Bureau (“CFPB”), the Department of Justice, the Department of Homeland Security, the Federal Bureau of Investigation, the U.S. Internal Revenue Service (the “IRS”), state financial institution regulators, and others) have been examining the operations of digital asset networks, digital asset users and the digital asset trading platform market. Many of these state and federal agencies have brought enforcement actions and issued advisories and rules relating to digital asset markets. Ongoing and future regulatory actions with respect to digital assets generally or any single digital asset in particular may alter, perhaps to a materially adverse extent, the nature of an investment in the Shares and/or the ability of the Trust to continue to operate.

For example, the events of 2022, including among others the bankruptcy filings of FTX and its subsidiaries, Three Arrows Capital, Celsius Network, Voyager Digital, Genesis, BlockFi and others, and other developments in the digital asset markets, have resulted in calls for heightened scrutiny and regulation of the digital asset industry, with a specific focus on intermediaries such as digital asset trading platforms and custodians. Federal and state legislatures and regulatory agencies may introduce and enact new laws and regulations to regulate crypto asset intermediaries, such as digital asset trading platforms and custodians. The March 2023 collapses of Silicon Valley Bank, Silvergate Bank, and Signature Bank, which in some cases provided services to the digital assets industry, or similar future events, may amplify and/or accelerate these trends. On January 3, 2023, the federal banking agencies issued a joint statement on crypto-asset risks to banking organizations following events which exposed vulnerabilities in the crypto-asset sector, including the risk of fraud and scams, legal uncertainties, significant volatility, and contagion risk. Although banking organizations are not prohibited from crypto-asset related activities, the agencies have expressed significant safety and soundness concerns with business models that are concentrated in crypto-asset related activities or have concentrated exposures to the crypto-asset sector.

U.S. federal and state regulators have issued reports and releases concerning crypto assets, including Ethereum and crypto asset markets. Further, in 2023 the House of Representatives formed two new subcommittees: the Digital Assets, Financial Technology and Inclusion Subcommittee and the Commodity Markets, Digital Assets, and Rural Development Subcommittee, each of which were formed in part to analyze issues concerning crypto assets and demonstrate a legislative intent to develop and consider the adoption of federal legislation designed to address the perceived need for regulation of and concerns surrounding the crypto industry. However, the extent and content of any forthcoming laws and regulations are not yet ascertainable with certainty, and it may not be ascertainable in the near future. The Trust cannot predict how these and other related events will affect the Trust or the crypto asset business.

Former President Biden’s March 9, 2022 Executive Order, asserting that technological advances and the rapid growth of the digital asset markets “necessitate an evaluation and alignment of the United States Government approach to digital assets,” signals an ongoing focus on digital asset policy and regulation in the United States. A number of reports issued pursuant to the Executive Order have focused on various risks related to the digital asset ecosystem, and have recommended additional legislation and regulatory oversight. There have also been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. In May 2024, the House of Representatives passed H.R. 4763, the Financial Innovation and Technology for the 21st Century Act (“FIT21”), which would amend existing securities and commodity regulatory statutes to facilitate the use of digital assets. While FIT21 received strong bipartisan support, its future is uncertain, however, a Republican-controlled Congress may result in the enactment of legislation governing cryptocurrencies, such as FIT21. During his campaign, President Trump indicated that his administration would be pro-cryptocurrency and reportedly discussed the creation of a national bitcoin reserve, and other potential policies related to cryptocurrencies including bitcoin. On January 23, 2025, President Trump issued an Executive Order that outlined the administration’s commitment to strengthening U.S. leadership in the digital asset space and established an inter-agency working group for artificial intelligence and crypto that is tasked with proposing a regulatory framework governing the issuance and operation of digital assets, including stablecoins, in the United States.

It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, what the nature of such additional authorities might be, how they might impact the ability of digital asset markets to function or how any new regulations or changes to existing regulations might impact the value of digital assets generally and ether held by the Trust specifically. The consequences of increased federal regulation of digital assets and digital asset activities could have a material adverse effect on the Trust and the Shares.

FinCEN requires any administrator or exchanger of convertible digital assets to register with FinCEN as a money transmitter and comply with the anti-money laundering regulations applicable to money transmitters. In 2015, FinCEN assessed a $700,000 fine against a sponsor of a digital asset for violating several requirements of the Bank Secrecy Act by acting as a money services business and selling the digital asset without registering with FinCEN, and by failing to implement and maintain an adequate anti-money laundering program. In 2017, FinCEN assessed a $110 million fine against BTC-e, a now defunct digital asset trading platform, for similar violations. The requirement that trading platforms that do business in the U.S. register with FinCEN and comply with anti-money laundering regulations may increase the cost of buying and selling ether and therefore may adversely affect the price of ether and an investment in the Shares. In a March 2018 letter from FinCEN’s assistant secretary for legislative affairs to U.S. Senator Ron Wyden, the assistant secretary indicated that under current law both the developers and the trading platforms involved in the sale of tokens in an initial coin offering (“ICO”) may be required to register with FinCEN as money transmitters and comply with the anti-money laundering regulations applicable to money transmitters.

The Office of Foreign Assets Control (“OFAC”) of the U.S. Department of the Treasury (the “U.S. Treasury Department”) has added digital currency addresses to the list of Specially Designated Nationals whose assets are blocked, and with whom U.S. persons are generally prohibited from dealing. Such actions by OFAC, or by similar organizations in other jurisdictions, may introduce uncertainty in the market as to whether a digital asset that has been associated with such addresses in the past can be easily sold. This “tainted” digital asset may trade at a substantial discount to an untainted digital asset. Reduced fungibility in the digital asset markets may reduce the liquidity of such digital assets and therefore adversely affect their price.

In February 2020, then-U.S. Treasury Secretary Steven Mnuchin stated digital assets were a “crucial area” on which the U.S. Treasury Department has spent significant time. Secretary Mnuchin announced that the U.S. Treasury Department is preparing significant new regulations governing digital asset activities to address concerns regarding the potential use for facilitating money laundering and other illicit activities. In December 2020, FinCEN, a bureau within the U.S. Treasury Department, proposed a rule that would require financial institutions to submit reports, keep records, and verify the identity of customers for certain transactions to or from so-called “unhosted” wallets, also commonly referred to as self-hosted wallets. In January 2021, U.S. Treasury Secretary nominee Janet Yellen stated her belief that regulators should “look closely at how to encourage the use of digital assets for legitimate activities while curtailing their use for malign and illegal activities.”

Under regulations from the New York State Department of Financial Services (“NYSDFS”), businesses involved in digital asset business activity for third parties in or involving New York, excluding merchants and consumers, must apply for a license, commonly known as a BitLicense, from the NYSDFS and must comply with anti-money laundering, cyber security, consumer protection, and financial and reporting requirements, among others. As an alternative to a BitLicense, a firm can apply for a charter to become a limited purpose trust company under New York law qualified to engage in digital asset business activity. Other states have considered or approved digital asset business activity statutes or rules, passing, for example, regulations or guidance indicating that certain digital asset business activities constitute money transmission requiring licensure.

The inconsistency in applying money transmitting licensure requirements to certain businesses may make it more difficult for these businesses to provide services, which may affect consumer adoption of ether and its price. In an attempt to address these issues, the Uniform Law Commission passed a model law in July 2017, the Uniform Regulation of Virtual Currency Businesses Act, which has many similarities to the BitLicense and features a multistate reciprocity licensure feature, wherein a business licensed in one state could apply for accelerated licensure procedures in other states. It is still unclear, however, how many states, if any, will adopt some or all of the model legislation.

The transparency of blockchains has in the past facilitated investigations by law enforcement agencies. However, certain privacy-enhancing features have been or are expected to be introduced to a number of digital asset networks, and these features may provide law enforcement agencies with less visibility into transaction histories. Although no regulatory action has been taken to treat privacy-enhancing digital assets differently, this may change in the future.

In addition, a determination that ether is a security under U.S. or foreign law could adversely affect an investment in the Shares. See “—Future regulations may require the Trust and the Sponsor to become registered, which may cause the Trust to liquidate.”

As an owner of Shares, you will not have the rights normally associated with ownership of other types of shares.

Shares are not entitled to the same rights as shares issued by a corporation. By acquiring Shares, you are not acquiring the right to elect directors, to receive dividends, to vote on most matters regarding the issuer of the Shares or to take other actions normally associated with the ownership of shares.

The Sponsor and the Trustee may agree to amend the Trust Agreement without the consent of the Shareholders.

The Sponsor and the Trustee may agree to amend the Trust Agreement without Shareholder consent. The Sponsor shall determine the content and manner of delivery of any notice of any Trust Agreement amendment. Such notice may be provided on the Trust’s website, in a prospectus supplement, through a current report on Form 8-K and/or in the Trust’s annual or quarterly reports. If an amendment to the Trust Agreement imposes new fees and charges or increases existing fees or charges, including the Sponsor Fee (except for taxes and other governmental charges, registration fees or other such expenses), or prejudices a substantial existing right of Shareholders, it will become effective for outstanding Shares 30 days after notice of such amendment is given to registered owners. Shareholders that are not registered owners (which most Shareholders will not be) may not receive specific notice of a fee increase other than through an amendment to the Prospectus. Moreover, at the time an amendment becomes effective, by continuing to hold Shares, Shareholders are deemed to consent and agree to the amendment and to be bound by the Trust Agreement as amended without specific agreement to such increase (other than through the “negative consent” procedure described above).

Shareholders do not have the protections associated with ownership of Shares in an investment company registered under the 1940 Act or the protections afforded by the CEA.

The Trust is not an investment company subject to the 1940 Act, and the Sponsor believes that the Trust is not required to register under such act. Accordingly, investors do not have the protections afforded by that statute, which is designed to ensure that registered funds are acting in their investors’ best interests, minimize conflicts of interest and provide for the impartial oversight of investment companies. For example, registered investment companies subject to the 1940 Act must have a board of directors, a certain minimum percentage of whom must be independent (generally, at least a majority). Further, registered investment companies’ advisory and sub-advisory contracts must be annually reapproved by a majority of (1) the entire board of directors and (2) the independent directors. Additionally, such registered investment companies are subject to prohibitions and restrictions on transactions with their affiliates and required to maintain fund assets with special types of custodians (generally, banks or broker-dealers). Moreover, such registered investment companies are subject to significant limits on the use of leverage, as well as limits on the form of capital structure and the types of securities a registered fund can issue. In addition, under Section 36(b) of the 1940 Act, investment advisers to registered investment companies have an express fiduciary duty with respect to their receipt of compensation for services.

The Trust will not hold or trade in commodity interests regulated by the CEA, as administered by the CFTC. Furthermore, the Sponsor believes that the Trust is not a commodity pool for purposes of the CEA, and that neither the Sponsor nor the Trustee is subject to regulation by the CFTC as a commodity pool operator or a commodity trading advisor in connection with the operation of the Trust. Consequently, Shareholders will not have the regulatory protections provided to investors in CEA-regulated instruments or commodity pools.

The exclusive jurisdiction for certain types of actions and proceedings and waiver of trial by jury clauses set forth in the Trust Agreement may have the effect of limiting a Shareholder’s rights to bring legal action against the Trust and could limit a purchaser’s ability to obtain a favorable judicial forum for disputes with the Trust.

The Trust Agreement provides that the Court of Chancery of the State of Delaware or, if such court does not have subject matter jurisdiction, any other courts located in Delaware will be the exclusive jurisdiction for any claims, suits, actions or proceedings, provided that (i) the forum selection provisions do not apply to suits brought to enforce a duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction and (ii) the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under any federal securities law. By purchasing Shares in the Trust, Shareholders waive certain claims that the courts of the State of Delaware and any other courts located in Delaware is an inconvenient venue or is otherwise inappropriate. As such, Shareholder could be required to litigate a matter relating to the Trust in a Delaware court, even if that court may otherwise be inconvenient for the Shareholder.

The Trust Agreement also provides that each Shareholder waives the right to trial by jury in any such claim, suit, action or proceeding. If a lawsuit is brought against the Trust, it may be heard only by a judge or justice of the applicable trial court, which would be conducted according to different civil procedures and may result in different outcomes than a trial by jury would have, including results that could be less favorable to the plaintiffs in any such action. No Shareholder can waive compliance with respect to the U.S. federal securities laws and the rules and regulations promulgated thereunder.

If a Shareholder opposed a jury trial demand based on the waiver, the applicable court would determine whether the waiver was enforceable based on the facts and circumstances of that case in accordance with applicable federal laws. To the Trust’s knowledge, the enforceability of a contractual pre-dispute jury trial waiver in connection with claims arising under the U.S. federal securities laws has not been finally adjudicated by the U.S. Supreme Court. However, the Trust believes that a contractual pre-dispute jury trial waiver provision is generally enforceable, including under the laws of the State of Delaware, which govern the Trust Agreement. By purchasing Shares in the Trust, Shareholders waive a right to a trial by jury which may limit a Shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with the Trust.

As the Sponsor and its management have limited history of operating investment vehicles like the Trust, their experience may be inadequate or unsuitable to manage the Trust.

While the Sponsor, its management team, and the Execution Agent operate other investment vehicles that, like the Trust, specifically invest in digital assets, including a spot bitcoin exchange-traded product, they have a limited track record. This limited experience poses several potential risks to the effective management and operation of the Trust. Digital assets, such as ether, are known for their high volatility, unique technical, legal and regulatory challenges, and rapidly evolving market dynamics. The Sponsor’s limited experience in this specific field may not fully equip them to navigate these complexities effectively.

The past performance of the Sponsor’s or the Execution Agent’s management in other investment vehicles are no indication of their ability to manage an investment vehicle such as the Trust. The unique nature of digital assets makes past performance an unreliable indicator of future success in this area. The digital asset market is technology-driven and requires a deep understanding of the underlying blockchain technology and security considerations. The Sponsor’s limited experience may not fully encompass the technical expertise required to mitigate risks such as cyber threats, technological failures, or operational errors related to digital asset transactions and custody.

Should the experience of the Sponsor, its management team, or the Execution Agent prove inadequate or unsuitable for managing a digital asset-based investment vehicle like the Trust, it could result in suboptimal decision-making, increased operational risks, and potential legal or regulatory non-compliance. These factors could adversely affect the Trust’s operations, leading to potential losses for investors or a decrease in the Trust’s overall value.

Furthermore, the Sponsor and the Execution Agent are currently engaged in the management of other investment vehicles which could divert their attention and resources. If the Sponsor were to experience difficulties in the management of such other investment vehicles that damaged the reputation of either the Sponsor or the Execution Agent, it could have an adverse impact on their ability to continue to serve as Sponsor or Execution Agent, respectively, for the Trust.

Future regulations may require the Trust and the Sponsor to become registered, which may cause the Trust to liquidate.

Current and future legislation, SEC and CFTC rulemaking, and other regulatory developments may impact the manner in which ether is treated for classification and clearing purposes. In particular, certain transactions in ether may be deemed to be commodity interests under the CEA or ether may be classified by the SEC as a “security” under U.S. federal securities laws. Public statements made in the past by senior officials at the SEC, including a June 2018 speech by the then director of the SEC’s Division of Corporation Finance, indicate that such officials do not believe that ether is a security. Such statements are not official policy statements by the SEC and reflect only the speaker’s views, which are not binding on the SEC or any other agency or court. If ether is determined to be a “security” under federal or state securities laws by the SEC or any other agency, or in a proceeding in a court of law or otherwise, it may have material adverse consequences for ether as a digital asset. In the face of such developments, the required registrations and compliance steps may result in extraordinary, nonrecurring expenses to the Trust. If the Sponsor decides to dissolve the Trust in response to the changed regulatory circumstances, the Trust may be dissolved or liquidated at a time that is disadvantageous to Shareholders.

The SEC has not asserted regulatory authority over ether or trading or ownership of ether and has not expressed the view that ether should be classified or treated as a security for purposes of U.S. federal securities laws. In fact, senior members of the staff of the SEC have expressed the view that ether is not a security under the federal securities laws. However, the SEC has commented on ether and ether-related market developments and has taken action against investment schemes involving ether. In a recent letter regarding the SEC’s review of proposed rule changes to list and trade shares of certain bitcoin-related investment vehicles on public markets, the SEC staff stated that it has significant investor protection concerns regarding the markets for digital assets, including the potential for market manipulation and fraud. In March 2018, it was reported that the SEC was examining as many as 100 investment funds with strategies focused on digital assets. The reported focus of the examinations is on the accuracy of risk disclosures to investors in these funds, digital asset pricing practices, and compliance with rules meant to prevent the theft of investor funds, as well as on information gathering so that the SEC can better understand new technologies and investment products. It has further been reported that some of these funds have received subpoenas from the SEC’s Enforcement Division. The SEC also has determined that certain digital assets are securities under the U.S. securities laws. In these determinations, the SEC reasoned that the unregistered offer and sale of digital assets can, in certain circumstances, including ICOs, be considered illegal public offering of securities. A significant amount of funding for digital asset startups has come from ICOs, and if ICOs are halted or face obstacles, or companies that rely on them face legal action or investigation, it could have a negative impact on the value of digital assets, including ether. Finally, the SEC’s Division of Examinations (“Examinations”) has stated that digital assets are an examination priority. In particular, Examinations has expressed its intent to focus its examination on portfolio management of digital assets, safety of client funds and assets, pricing and valuation of client portfolios, compliance and internal controls, and supervision of employee outside business activities.

The CFTC has regulatory jurisdiction over the ether futures markets. In addition, because the CFTC has determined that ether is a “commodity” under the CEA and the rules thereunder, it has jurisdiction to prosecute fraud and manipulation in the cash, or spot, market for ether. Beyond instances of fraud or manipulation, the CFTC generally does not oversee cash or spot market trading platforms or transactions involving ether that do not utilize collateral, leverage, or financing. The National Futures Association

(“NFA”) is the self-regulatory agency for the U.S. futures industry, and as such has jurisdiction over ether futures. However, the NFA does not have regulatory oversight authority for the cash or spot market for ether trading or transactions.

Ethereum and other digital assets currently face an uncertain regulatory landscape in many foreign jurisdictions such as the European Union, China, the United Kingdom, Australia, Russia, Israel, Poland, India and Canada. Cybersecurity attacks by state actors, particularly for the purpose of evading international economic sanctions, are likely to attract additional regulatory scrutiny to the acquisition, ownership, sale and use of digital assets, including ether. Moreover, other events, such as the interruption in telecommunications or internet services, cyber-related terrorist acts, civil disturbances, war or other catastrophes, could also negatively affect the digital asset economy in one or more jurisdictions. For example, Russia’s invasion of Ukraine on February 24, 2022 led to volatility in digital asset prices, with an initial steep decline followed by a sharp rebound in prices. The effect of any existing regulation or future regulatory change or other events on the Trust or ether is impossible to predict, but such change could be substantial and adverse to the Trust and the value of the Shares. Various foreign jurisdictions have adopted, and may continue to adopt in the near future, laws, regulations or directives that affect ether, particularly with respect to ether trading platforms and service providers that fall within such jurisdictions’ regulatory scope.

Laws, regulations or directives in foreign countries may conflict with those of the United States and may negatively impact the acceptance of ether by users, merchants and service providers outside the United States and may therefore impede the growth or sustainability of the ether economy in these jurisdictions as well as in the United States and elsewhere, or otherwise negatively affect the value of ether, and, in turn, the value of the Shares.

In addition to financial regulation, because of the high energy usage required for mining some digital assets, digital assets may be subject to regulation stemming from energy usage and/or climate concerns. Depending on how futures regulations are formulated and applied, such policies could have the potential to negatively affect the price of digital assets, and, in turn, the value of the Shares.

If regulatory changes or interpretations of an Authorized Participant’s, the Trust’s or the Sponsor’s activities require the regulation of an Authorized Participant, the Trust or the Sponsor as a money service business under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act or as a money transmitter or digital asset business under state regimes for the licensing of such businesses, an Authorized Participant, the Trust or the Sponsor may be required to register and comply with such regulations, which could result in extraordinary, recurring and/or nonrecurring expenses to the Authorized Participant, Trust or Sponsor or increased commissions for the Authorized Participant’s clients, thereby reducing the liquidity of the Shares.

To the extent that the activities of any Authorized Participant, the Trust or the Sponsor cause it to be deemed a “money services business” under the regulations promulgated by FinCEN under the authority of the U.S. Bank Secrecy Act, such Authorized Participant, the Trust or the Sponsor may be required to comply with FinCEN regulations, including those that would mandate the Authorized Participant to implement anti-money laundering programs, make certain reports to FinCEN and maintain certain records. Similarly, the activities of an Authorized Participant, the Trust or the Sponsor may require it to be licensed as a money transmitter or as a digital asset business, such as under NYSDFS’ BitLicense regulation.

Such additional regulatory obligations may cause an Authorized Participant, the Trust or the Sponsor to incur extraordinary expenses. If an Authorized Participant, the Trust or the Sponsor decide to seek the required licenses, there is no guarantee that they will timely receive them. In addition, to the extent an Authorized Participant, the Trust, or the Sponsor is found to have operated without appropriate state or federal licenses, it may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties, all of which could harm the reputation of the Authorized Participant, the Trust or the Sponsor and affect the value of the Shares. Furthermore, an Authorized Participant, the Trust, or the Sponsor may not be able to timely acquire necessary state licenses or be capable of complying with certain federal or state regulatory obligations applicable to money services businesses, money transmitters, and businesses engaged in digital asset activity. An Authorized Participant may also instead decide to terminate its role as Authorized Participant of the Trust, or the Sponsor may decide to dissolve the Trust. Dissolution by an Authorized Participant may decrease the liquidity of the Shares, which may adversely affect the value of the Shares, and any dissolution of the Trust in response to the changed regulatory circumstances may be at a time that is disadvantageous to the Shareholders.

The tax treatment of ether and transactions involving ether for U.S. federal income tax purpose is uncertain and may change, which could adversely affect the value of an investment in the Shares.

Current IRS guidance indicates that ether should be treated and taxed as property, not as currency, for U.S. federal income tax purposes, and that transactions involving the payment of ether in return for goods and services should be treated as barter transactions. Such exchanges result in capital gain or loss measured by the difference between the price at which ether is exchanged and the taxpayer’s basis in the ether. However, because ether is a new technological innovation, because IRS guidance has taken the form of administrative pronouncements that may be modified without prior notice and comment, and because there is as yet little case law on the subject, the U.S. federal income tax treatment of an investment in ether or in transactions relating to investments in ether may change, possibly with retroactive effect. Any such change in the U.S. federal income tax treatment of ether may have a negative effect on prices of ether and may adversely affect the value of the Shares. In this regard, the IRS has indicated that it has made it a priority to issue additional guidance related to the taxation of virtual currency transactions, such as transactions involving ether. In addition, the

IRS and U.S. Department of Treasury have proposed regulations regarding the tax information reporting rules for cryptocurrency transactions. While it has started to issue such additional guidance, whether any future guidance will adversely affect the U.S. federal income tax treatment of an investment in ether or in transactions relating to investments in ether is unknown. Moreover, future developments that may arise with respect to digital currencies may increase the uncertainty with respect to the treatment of digital currencies for U.S. federal income tax purposes.

Investors should consult their personal tax advisors before making any decision to purchase the Shares of the Trust. Additionally, the tax considerations contained herein are in summary form and may not be used as the sole basis for the decision to invest in the Shares from a tax perspective, since the individual situation of each investor must also be taken into account. Accordingly, the considerations regarding taxation contained herein should not be used as any sort of material information or tax advice nor are they in any way to be construed as a representation or warranty with respect to specific tax consequences.

The tax treatment of ether and transactions involving ether for state and local tax purposes is uncertain and may change, which could adversely affect the value of an investment in the Shares.

Because ether is a new technological innovation, the tax treatment of ether for state and local tax purposes, including without limitation state and local income and sales and use taxes, is not settled. A number of states have issued their own guidance regarding the tax treatment of certain digital assets for state income or sales and use tax purposes. It is uncertain what guidance, if any, on the treatment of ether for state and local tax purposes may be issued in the future. Such treatment may have negative consequences for investors in digital assets, including the potential imposition of a greater tax burden on investors in digital assets or the potential imposition of greater costs on the acquisition and disposition of digital assets. In either case, such different tax treatment may potentially have a negative effect on the price of ether and a negative impact on the NAV of the Trust.

A hard “fork” or airdrop of the Ethereum blockchain could result in Shareholders incurring a tax liability.

If a hard fork, airdrop or similar event occurs in the Ethereum blockchain, the Sponsor will instruct the Trust to immediately and irrevocably disclaim all rights to the IR Assets so created. Although the Sponsor will instruct the Trust to immediately and irrevocably disclaim all rights to the IR Assets so created, it is possible that Shareholders may still incur a federal income tax liability as a result of a hard fork, airdrop or similar event if, for example, the IRS does not recognize such a disclaimer. Under current guidance, the IRS has held that a hard fork resulting in the receipt of new units of cryptocurrency is a taxable event giving rise to ordinary income. While the IRS has not addressed all situations in which airdrops occur, it is clear from the reasoning of the IRS’s current guidance that it generally would treat an airdrop as a taxable event giving rise to ordinary income.

Current IRS guidance does not address whether income recognized by a non-U.S. person as a result of a hard fork, airdrop or similar occurrence could be subject to the 30% withholding tax imposed on U.S. source “fixed or determinable annual or periodical gains, profits and income” (“FDAP”). A Non-U.S. Shareholder (which is a Shareholder that is, or is treated as, for U.S. federal income tax purposes, a nonresident alien individual, a foreign corporation, or an estate or trust whose income is not subject to U.S. federal income tax on a net income basis) should assume that, in the absence of guidance, a withholding agent (including the Sponsor) is likely to withhold 30% of any such income recognized by a Non-U.S. Shareholder in respect of its Shares, including by deducting such withheld amounts from proceeds that such Non-U.S. Shareholder would otherwise be entitled to receive in connection with a distribution of the new digital asset.

The receipt, distribution and/or sale of the new digital asset may cause Shareholders to incur a United States federal, state, and/or local, or non-U.S. tax liability. Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns they would not otherwise be required to prepare and file.

A U.S. Tax-Exempt Shareholder may recognize “unrelated business taxable income” as a consequence of an investment in the Shares.

Under current IRS guidance, hard forks, airdrops and similar events with respect to digital assets will under certain circumstances be treated as taxable events giving rise to ordinary income. In the absence of guidance to the contrary, it is possible that any such income recognized by a U.S. Tax-Exempt Shareholder (which is a U.S. Shareholder that is exempt from tax under Section 501(a) of the Internal Revenue Code of 1986, as amended) would constitute “unrelated business taxable income” (“UBTI”). U.S. Tax-Exempt Shareholders should consult their tax advisers regarding whether such Shareholders may recognize UBTI as a consequence of an investment in the Shares.

Intellectual property rights claims may adversely affect the operation of the Ethereum network.

Third parties may assert intellectual property claims relating to the holding and transfer of ether and its source code. Regardless of the merit of any intellectual property or other legal action, any threatened action that reduces confidence in long-term viability or the ability of end-users to hold and transfer ether may adversely affect an investment in the Trust. Additionally, a meritorious intellectual property claim could prevent the Trust and other end-users from accessing, holding or transferring ether, which could force the liquidation of the Trust’s holdings of ether. As a result, an intellectual property claim against the Trust or other large ether participants could adversely affect an investment in the Shares.

Risks Related to the Markets and Service Ecosystems for Ether

The venues through which cryptocurrencies (including ether) trade are relatively new and may be more exposed to operational problems or failure than trading platforms for other assets, which could adversely affect the value of ether and therefore adversely affect an investment in the Shares.

Platforms through which ether trades are relatively new. Ether trading platforms are generally subject to different regulatory requirements than venues for trading more traditional assets. These ether trading platforms may be subject to limited regulation by state banking or other authorities, but some ether trading platforms may be subject to no regulation, especially outside the U.S. To the extent ether trading platforms are subject to regulation, such platforms may not be in compliance with such regulation in the relevant jurisdiction. Furthermore, many such trading platforms, including exchanges and over-the-counter trading venues, do not provide the public with significant information regarding their ownership structure, management teams, corporate practices or regulatory compliance, and may take the position that they are not subject to laws and regulations that would apply to a national securities exchange or designated contract market in the United States, or may, as a practical matter, be beyond the ambit of U.S. regulators. Ether trading platforms may impose daily, weekly, monthly or customer-specific transaction or distribution limits or suspend withdrawals entirely, rendering the exchange of ether for fiat currency difficult or impossible. Participation in ether trading on some venues requires users to take on credit risk by transferring digital assets from a personal account to a third party’s account, which could discourage trading on those platforms.

Over the past several years, a number of cryptocurrency trading platforms have been closed due to fraud, failure or security breaches. In many of these instances, the customers of such platforms were not compensated or made whole for the partial or complete losses of their account balances in such exchanges. While smaller trading platforms are less likely to have the infrastructure and capitalization that make larger trading platforms more stable, larger trading venues are more likely to be appealing targets for hackers and “malware” (i.e., software used or programmed by attackers to disrupt computer operation, gather sensitive information or gain access to private computer systems). For example, in 2014, the largest bitcoin trading platform at the time, Mt. Gox, filed for bankruptcy in Japan amid reports the trading platform lost up to 850,000 bitcoin, valued then at over $450 million.

As another example, in January 2015, Bitstamp announced that approximately 19,000 bitcoin had been stolen from its operational or “hot” wallets. In August 2016, it was reported that almost 120,000 bitcoin worth around $78 million were stolen from Bitfinex, a large bitcoin trading platform. The value of bitcoin immediately decreased by more than 10% following reports of the theft at Bitfinex. In addition, in December 2017, Yapian, the operator of Seoul-based digital asset trading platform Youbit, suspended digital asset trading and filed for bankruptcy following a hack that resulted in a loss of 17% of Yapian’s assets. Following the hack, Youbit users were allowed to withdraw approximately 75% of the digital assets in their trading platform accounts, with any potential further distributions to be made following Yapian’s pending bankruptcy proceedings. In January 2018, Japan-based exchange Coincheck reported that over $500 million worth of the digital asset NEM had been lost due to hacking attacks, resulting in significant decreases in the prices of bitcoin, ether and other digital assets as the market grew increasingly concerned about the security of digital assets. Following South Korean-based trading platform Coinrail’s announcement in early June 2018 about a hacking incident, the price of bitcoin and ether dropped more than 10%. In September 2018, Japan-based trading platform Zaif announced that approximately $60 million worth of digital assets, was stolen due to hacking activities. In May 2019, one of the world’s largest digital asset trading platforms, Binance, was hacked, resulting in losses of approximately $40 million. Further, in November 2022, FTX , one of the largest digital asset trading platforms by volume at the time, halted customer withdrawals amid rumors of the company’s liquidity issues and likely insolvency, which were subsequently corroborated by its CEO. Shortly thereafter, FTX’s CEO resigned and FTX and many of its affiliates filed for bankruptcy in the United States, while other affiliates have entered insolvency, liquidation, or similar proceedings around the globe, following which the U.S. Department of Justice brought criminal fraud and other charges, and the SEC and CFTC brought civil securities and commodities fraud charges, against certain of FTX’s and its affiliates’ senior executives, including its former CEO. Around the same time, there were reports that approximately $300-600 million of digital assets were removed from FTX and the full facts remain unknown, including whether such removal was the result of a hack, theft, insider activity, or other improper behavior. Various claims and issues related to FTX have not yet been fully resolved.

Ether trading platforms that are regulated typically must comply with minimum net worth, cybersecurity, and anti-money laundering requirements, but are not typically required to protect customers to the same extent as regulated securities exchanges or futures exchanges.

Some academics and market observers have put forth evidence to support claims that manipulative trading activity has occurred on certain digital asset trading platforms. For example, in a 2017 paper titled “Price Manipulation in the Bitcoin Ecosystem” sponsored by the Interdisciplinary Cyber Research Center at Tel Aviv University, a group of researchers used publicly available trading data, as well as leaked transaction data from a 2014 Mt. Gox security breach, to identify and analyze the impact of “suspicious trading activity” on Mt. Gox between February and November 2013, which, according to the authors, caused the price of bitcoin to increase from around $150 to more than $1,000 over a two-month period. In August 2017, it was reported that a trader or group of traders nicknamed “Spoofy” was placing large orders on Bitfinex without actually executing them, presumably in order to influence other investors into buying or selling by creating a false appearance that greater demand existed in the market. In December 2017, an anonymous blogger (publishing under the pseudonym Bitfinex’d) cited publicly available trading data to support his or her claim that a trading bot nicknamed “Picasso” was pursuing a paint-the-tape-style manipulation strategy by buying and selling bitcoin and bitcoin cash between affiliated accounts in order to create the appearance of substantial trading activity and thereby influence the price of such assets.

Furthermore, many ether trading platforms lack certain safeguards put in place by exchanges for more traditional assets to enhance the stability of trading on the exchanges and prevent “flash crashes,” such as limit-down circuit breakers. As a result, the prices of ether on trading platforms may be subject to larger and/or more frequent sudden declines than assets traded on more traditional exchanges. Tools to detect and deter fraudulent or manipulative trading activities such as market manipulation, front-running of trades, and wash-trading may not be available to or employed by digital asset trading platforms, or may not exist at all. The SEC has identified possible sources of fraud and manipulation in the ether market generally, including, among others (1) “wash trading”; (2) persons with a dominant position in ether manipulating ether pricing; (3) hacking of the Ethereum network and trading platforms; (4) malicious control of the Ethereum network; (5) trading based on material, non-public information (for example, plans of market participants to significantly increase or decrease their holdings in ether, new sources of demand for ether) or based on the dissemination of false and misleading information; (6) manipulative activity involving purported “stablecoins,” including Tether (for more information, see “Adoption Risk—Prices of ether may be affected due to stablecoins (including Tether and US Dollar Coin (‘USDC’), the activities of stablecoin issuers and their regulatory treatment)”; and (7) fraud and manipulation at ether trading platforms. The effect of potential market manipulation, front-running, wash-trading, and other fraudulent or manipulative trading practices may inflate the volumes actually present in crypto market and/or cause distortions in price, which could adversely affect the Trust or cause losses to Shareholders. Such trading could occur in the event that an individual associated with a trading venue uses information regarding the Trust’s trading activity to the detriment of the Trust. In addition, the lack of trading safeguards may permit “wash-trading” (sales of ether by the Trust for a loss followed by repurchases of ether that, under IRS rules, may prevent the Trust from claiming a tax loss on the sale of ether).

Operational problems or failures by ether trading platforms and fluctuations in ether prices may reduce confidence in these platforms or in ether generally, which could adversely affect the price of ether and therefore adversely affect an investment in the Shares.

Anonymity and illicit financing risk.

Although transaction details of peer-to-peer transactions are recorded on the Ethereum blockchain, a buyer or seller of digital assets on a peer-to-peer basis directly on the Ethereum network may never know to whom the public key belongs or the true identity of the party with whom it is transacting. Public key addresses are randomized sequences of alphanumeric characters that, standing alone, do not provide sufficient information to identify users. In addition, certain technologies may obscure the origin or chain of custody of digital assets. The opaque nature of the market poses asset verification challenges for market participants, regulators and auditors and gives rise to an increased risk of manipulation and fraud, including the potential for Ponzi schemes, bucket shops and pump and dump schemes. Digital assets have in the past been used to facilitate illicit activities. If a digital asset was used to facilitate illicit activities, businesses that facilitate transactions in such digital assets could be at increased risk of potential criminal or civil lawsuits, or of having banking or other services cut off, and such digital asset could be removed from digital asset trading platforms. Any of the aforementioned occurrences could adversely affect the price of the relevant digital asset, the attractiveness of the respective blockchain network and an investment in the Shares. While the Trust’s ether transactions are expected to be effected by the Execution Agent over-the-counter with known counterparties, if the Trust or the Sponsor were to transact with a sanctioned entity, the Trust or the Sponsor would be at risk of potential criminal or civil lawsuits or liability.

The Trust takes measures with the objective of reducing illicit financing risks in connection with the Trust’s activities. However, illicit financing risks are present in the digital asset markets, including markets for ether. There can be no assurance that the measures employed by the Trust will prove successful in reducing illicit financing risks, and the Trust is subject to the complex illicit financing risks and vulnerabilities present in the digital asset markets. If such risks eventuate, the Trust or the Sponsor or their affiliates could face civil or criminal liability, fines, penalties, or other punishments, be subject to investigation, have their assets frozen, lose access to banking services or services provided by other service providers, or suffer disruptions to their operations, any of which could negatively affect the Trust’s ability to operate or cause losses in value of the Shares.

Furthermore, Authorized Participants, as broker-dealers, and the Execution Agent, Prime Broker and Ethereum Custodian, as entities licensed to conduct virtual currency business activity by the New York Department of Financial Services and a limited purpose trust company subject to New York Banking Law, respectively, are “financial institutions” subject to the U.S. Bank Secrecy Act, as amended (“BSA”), and U.S. economic sanctions laws. The Trust will only accept ether in connection with creation and redemption requests from Ether Counterparties who have represented to the Trust or the Execution Agent that they have implemented compliance programs that are designed to ensure compliance with applicable sanctions and anti-money laundering laws. In addition, with respect to all ether delivered to the Trust by Ether Counterparties in connection with creation requests, the Ether Counterparties must represent to the Trust or the Execution Agent that it will form a reasonable belief (i) as to the identities of, and conduct necessary diligence with respect to, any counterparties from whom the Ether Counterparty obtains ether being transferred and (ii) that such ether being transferred by the Ether Counterparty to the Trust were not derived from, or associated with, unlawful or criminal activity.

The Sponsor, the Execution Agent and the Trust have adopted and implemented policies and procedures that are designed to ensure that they do not violate applicable AML and sanctions laws and regulations and to comply with any applicable KYC laws and regulations. Each of the Sponsor, the Execution Agent and the Trust will only interact with known third party service providers with respect to whom it has engaged in a due diligence process including a thorough KYC process, such as the Authorized Participants and the Ethereum Custodian. Authorized Participants, as broker-dealers, and the Ethereum Custodian, as a limited purpose trust company subject to New York Banking Law, are subject to the BSA and U.S. economic sanctions laws.

The Ethereum Custodian has adopted and implemented an anti-money laundering and sanctions compliance program that provides protections intended to ensure that the Sponsor and the Trust do not transact with a sanctioned party. Notably, the Ethereum Custodian performs Know-Your-Transaction (“KYT”) screening using blockchain analytics to identify, detect, and mitigate the risk of transacting with a sanctioned or other unlawful actor. Pursuant to the Ethereum Custodian’s KYT program, any ether that is delivered to the Trust’s custody account will undergo screening to ensure that the origins of that ether are not illicit.

There is no guarantee that such procedures will always be effective. If the Authorized Participants, the Execution Agent, the Ethereum Custodian or the Prime Broker were to have inadequate policies, procedures and controls for complying with applicable anti-money laundering and applicable sanctions laws or the Trust’s diligence is ineffective, violations of such laws could result, which could result in regulatory liability for the Trust, the Sponsor, the Trustee or their affiliates under such laws, including governmental fines, penalties, and other punishments, as well as potential liability to or cessation of services by the Ethereum Custodian. Any of the foregoing could result in losses to the Shareholders or negatively affect the Trust’s ability to operate.

Spot ether markets may be exposed to wash trading.

Spot markets on which ether trades may be susceptible to wash trading. Wash trading occurs when offsetting trades are entered into for other than bona fide reasons, such as the desire to inflate reported trading volumes. Wash trading may be motivated by non-economic reasons, such as a desire for increased visibility on popular websites that monitor markets for digital assets so as to improve their attractiveness to investors who look for maximum liquidity, or it may be motivated by the ability to attract listing fees from token issuers who seek the most liquid and high-volume trading platforms on which to list their coins. Results of wash trading may include unexpected obstacles to trade and erroneous investment decisions based on false information.

Even in the United States, and even on regulated venues there have been allegations of wash trading. Any actual or perceived false trading in the digital asset trading platform market, and any other fraudulent or manipulative acts and practices, could adversely affect the value of ether and/or negatively affect the market perception of ether.

To the extent that wash trading either occurs or appears to occur in spot markets on which ether trades, investors may develop negative perceptions about ether and the digital assets industry more broadly, which could adversely impact the price ether and, therefore, the price of Shares. Wash trading also may place more legitimate digital asset trading platforms at a relative competitive disadvantage.

Spot ether markets may be exposed to front-running.

Spot markets on which ether trades may be susceptible to “front-running,” which refers to the process when someone uses technology or market advantage to get prior knowledge of upcoming transactions. Front-running is a frequent activity on centralized as well as decentralized trading platforms. By using bots functioning on a millisecond-scale timeframe, bad actors are able to take advantage of the forthcoming price movement and make economic gains at the cost of those who had introduced these transactions. The objective of a front runner is to buy a group of tokens at a low price and later sell them at a higher price while simultaneously exiting the position. Front-running happens via manipulations of gas prices or timestamps, also known as slow matching. To extent that front-running occurs, it may result in investor frustration and concerns as to the price integrity of digital asset trading platforms and digital assets more generally.

Political or economic crises may motivate large-scale sales of ether, which could result in a reduction in the prices of ether and adversely affect an investment in the Shares.

As an alternative to fiat currencies that are backed by central governments, ether is subject to supply and demand forces based upon the desirability of an alternative, decentralized means of buying and selling goods and services, and it is unclear how such supply and demand will be impacted by geopolitical events. Nevertheless, political or economic crises may motivate large-scale acquisitions or sales of ether, either globally or locally. Large-scale sales of ether would result in a reduction in its price and adversely affect an investment in the Shares.

Validators may suffer losses due to staking, or staking may prove unattractive to validators, which could make the Ethereum network less attractive.

Validation on the Ethereum network requires ether to be transferred into smart contracts on the underlying blockchain networks not under the Trust’s or anyone else’s control. If the Ethereum network source code or protocol fail to behave as expected, suffer cybersecurity attacks or hacks, experience security issues, or encounter other problems, such assets may be irretrievably lost. The Ethereum network imposes three types of sanctions for validator misbehavior or inactivity, which would result in a portion of their staked ether being destroyed or “burned”: penalties, slashing and inactivity leaks. A validator may face penalties if it fails to take certain actions, such as providing a timely attestation to a block proposed by another validator. Under this scenario, a validator’s staked ether could be burned in an amount equal to the reward to which it would have been entitled for performing the actions. A more severe sanction (i.e., “slashing”) is imposed if a validator commits malicious acts related to the proposal or attestation of blocks with invalid transactions. Slashing can result in the validator having a portion of its staked ether immediately confiscated, withdrawn or burned by the network, resulting in losses to them. After this initial slashing, the validator is queued for forceful removal from the Ethereum network’s validator “pool,” and more of the validator’s stake is burned over a period of approximately 36 days with the exact amount of ether burned and time period determined by the network regardless of whether the validator makes any further slashable errors, at which point the validator is automatically removed from the validator pool. Staked ether may also be burned through a process known as an “inactivity leak,” which is triggered if the Ethereum network has gone too long without finalizing a new block. For a new block to be successfully added to the blockchain, validators that account for at least two-thirds of all staked ether must agree on the validity of a proposed block. This means that if validators representing more than one-third of the total staked ether are offline, no new blocks can be finalized. To prevent this, an inactivity leak causes the ether staked by the inactive validators to gradually “bleed away” until these inactive validators represent less than one-third of the total stake, thereby allowing the remaining active validators to finalize proposed blocks. This provides a further incentive for validators to remain online and continue performing validation activities. Within the post-Merge Ethereum network, as part of the “activating” and “exiting” processes of staking, staked ether will be inaccessible for a variable period of time determined by a range of factors, including network congestion, resulting in potential inaccessibility during those periods. “Activation” is the funding of a validator to be included in the active set, thereby allowing the validator to participate in the Ethereum network’s proof-of-stake consensus protocol. “Exit” is the request to exit from the active set and no longer participate in the Ethereum network’s proof-of-stake consensus protocol. As part of these “activating” and “exiting” processes of staking on the Ethereum network, any staked ether will be inaccessible for a period of time. The duration of activating and exiting periods are dependent on a range of factors, including network conditions. However, depending on demand, un-staking can take between hours, days or weeks to complete. Furthermore, the Ethereum network requires the payment of base fees and the practice of paying tips is common, and such fees can become significant as the amount and complexity of the transaction grows, depending on the degree of network congestion and the price of ether. Any cybersecurity attacks, security issues, hacks, penalties, slashing events, or other problems could damage validators’ willingness to participate in validation, discourage existing and future validators from serving as such, and adversely impact the Ethereum network’s adoption or the price of ether. Any disruption of validation on the Ethereum network could interfere with network operations and cause the Ethereum network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of ether to decrease. The limited liquidity during the “activation” or “exiting” processes could dissuade potential validators from participating, which could interfere with network operations or security and cause the Ethereum network to be less attractive to users and application developers than competing blockchain networks, which could cause the price of ether to decrease.

Ownership of ether is pseudonymous, and the supply of accessible ether is unknown. Entities with substantial holdings in ether may engage in large-scale sales or distributions, either on nonmarket terms or in the ordinary course, which could result in a reduction in the price of ether and adversely affect an investment in the Shares.

There is no registry showing which individuals or entities own ether or the quantity of ether that is owned by any particular person or entity. It is possible, and in fact, reasonably likely, that a small group of early ether adopters hold a significant proportion of the ether that has been created to date. There are no regulations in place that would prevent a large holder of ether from selling ether it holds. To the extent such large holders of ether engage in large-scale sales or distributions, either on nonmarket terms or in the ordinary course, it could result in a reduction in the price of ether and adversely affect an investment in the Shares.

A temporary or permanent blockchain “fork” could adversely affect an investment in the Shares.

The Ethereum network operates using open-source protocols, meaning that any user can download the software, modify it and then propose that the users and miners of ether adopt the modification. When a modification is introduced and a substantial majority of users and miners consent to the modification, the change is implemented and the network remains uninterrupted. However, if less than a substantial majority of users and miners (under the former proof-of-work model) or validators (under the current proof-of-stake model) consent to the proposed modification, and the modification is not compatible with the software prior to its modification, the consequence would be what is known as a “hard fork” of the Ethereum network, with one group running the pre modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of ether running in parallel on separate networks using separate blockchain ledgers, yet lacking interchangeability. For example, The Ethereum network has forked in the past. In 2016, a fork resulted in the creation of Ethereum and Ethereum Classic networks. Following a fork, holders of one asset such as ETH will hold equal amounts of assets resulting from the fork, in this case, assets on the Ethereum proof-of-work blockchain.

Furthermore, a hard fork can introduce new security risks. For example, when Ethereum and Ethereum Classic split in July 2016, replay attacks, in which transactions from one network were rebroadcast to nefarious effect on the other network, plagued trading platforms through at least October 2016. An trading platform announced in July 2016 that it had lost 40,000 ether tokens from the Ethereum Classic network, which was worth about $100,000 at that time, as a result of replay attacks. Another possible result of a hard fork is an inherent decrease in the level of security. After a hard fork, it may become easier for an individual miner or mining pool’s hashing power to exceed 50% of the processing power of the Ethereum network, thereby making the network more susceptible to attack.

A fork could also be introduced by an unintentional, unanticipated software flaw in the multiple versions of otherwise compatible software users run. Such a fork could adversely affect ether’s viability. It is possible, however, that a substantial number of users and miners could adopt an incompatible version of ether while resisting community-led efforts to merge the two chains. This would result in a permanent fork, as in the case of Ethereum and Classic Ethereum Classic, as detailed above.

A fork could also be introduced by an unintentional, unanticipated software flaw in the multiple versions of otherwise compatible software users run. Such a fork could adversely affect ether’s viability. It is possible, however, that a substantial number of validators could adopt an incompatible version of ether while resisting community-led efforts to merge the two chains. This would result in a permanent fork, as in the case of Ethereum and Ethereum Classic, as detailed above.

As another example of the effects of hard forks on digital assets, on September 15th, 2022, the Ethereum network successfully completed its Merge, moving from a Proof-of-Work (“PoW”) model to a Proof-of-Stake (“PoS”) model. Ethereum PoW miners who disagreed with the new consensus mechanism forked the network, which resulted in the EthereumPoW network (“ETHW”). ETHW was driven by a small but vocal group of miners who wished to hold onto revenue as Ethereum switched to PoS. The vast majority of token holder votes preferred the new PoS consensus method. There was no material impact on the Ethereum network as a result of the fork. All ether holders were airdropped ETHW tokens as a result of the hard fork. However, not all liquidity providers were able to trade the new token and the ETHW token almost immediately lost most of its value.

In the event of a hard fork of the Ethereum network, the Sponsor will instruct the Trust to immediately and irrevocably disclaim all rights to the ether, cash or other assets or rights received as a result of a hard fork or airdrop in respect of ether (“IR Assets”) so created. As a result, shareholders will not receive the benefits of any hard fork or airdrop. Ether is the only digital asset that will be held by the Trust. In the event the Trust seeks to change its treatment of Incidental Rights or IR Assets, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules.

In the event of a fork, the Sponsor will, as permitted by the terms of the Trust Agreement, determine which network it believes is generally accepted as the Ethereum network and should therefore be considered the appropriate network, and the associated asset as ether, for the Trust’s purposes. If the Trust modifies its policy on forks and airdrops, notice to Shareholders will be provided on the Trust’s website, in a prospectus supplement, through a current report on Form 8-K and/or in the Trust’s annual or quarterly reports.

Risks Related to the Trust and the Shares

Several factors may affect the Trust’s ability to achieve its investment objective on a consistent basis.

There is no guarantee that the Trust will meet its investment objective. Factors that may affect the Trust’s ability to meet its investment objective include:

•
the development and maintenance of an active trading market for Shares;
•
the continued participation of Authorized Participants;
•
the ability of Authorized Participants to obtain and dispose of ether in an efficient manner to effectuate creation and redemption orders;
•
the liquidity of the ether market;
•
the functioning of the markets on which ether trades;
•
the compliance of the Trust’s portfolio holdings with investment restrictions, policies or regulatory or tax law requirements; and
•
the ability of the Trust to achieve or maintain an economically viable size.

The Trust is subject to risks due to its concentration of investments in a single asset.

Unlike other funds that may invest in diversified assets, the Trust’s investment strategy is concentrated in a single asset: ether. This concentration maximizes the degree of the Trust’s exposure to a variety of market risks associated with ether, including the rise or fall in its price, sometimes rapidly or unexpectedly. By concentrating its investment strategy solely in ether, any losses suffered as a result of a decrease in the value of ether can be expected to reduce the value of an interest in the Trust and will not be offset by other gains if the Trust were to invest in underlying assets that were diversified.

Shareholders will not receive the benefits of any forks or “airdrops.”

The Ethereum blockchain may be subject to forks or airdrops that create new digital assets. Shareholders may not receive the benefits of any forks, the Trust may not choose, or be able, to participate in an airdrop, and the timing of receiving any benefits from a fork, airdrop or similar event is uncertain. The Sponsor refers to the right to receive any such benefit as an “Incidental Right” and any such virtual currency acquired through an Incidental Right as “IR Assets.” If a hard fork, airdrop or similar event occurs in the Ethereum blockchain, the Sponsor will instruct the Trust to immediately and irrevocably disclaim all rights to the IR Assets so created. Ether is the only digital asset that will be held by the Trust. In the event the Trust seeks to change its treatment of Incidental Rights or IR Assets, an application would need to be filed with the SEC by the Exchange seeking approval to amend its listing rules.

Although the Sponsor is under no obligation to do so, an inability to realize the economic benefit of a hard fork or airdrop could adversely affect the value of the Shares. Investors who prefer to have a greater degree of control over events such as forks, airdrops, and similar events, and any assets made available in connection with each, should consider investing in ether directly rather than purchasing Shares.

The Trust is not permitted to engage in Staking, which could negatively affect the value of the Shares.

Staking on the Ethereum network refers to using ether, or permitting ether to be used, directly or indirectly, through an agent or otherwise, in the Ethereum network’s proof-of-stake validation protocol, in exchange for the receipt of consideration, including, but not limited to, staking rewards paid in fiat currency or paid in kind (collectively, “Staking”). At this time, neither the Trust, nor the Sponsor, nor the Ethereum Custodian, nor any other person associated with the Trust may, directly or indirectly, engage in Staking, meaning no action will be taken pursuant to which any portion of the Trust’s ether becomes subject to Ethereum proof-of-stake validation or is used to earn additional ether or generate income or other earnings, and there can be no assurance that the Trust, the Sponsor, the Ethereum Custodian or any other person associated with the Trust will ever be permitted to engage in Staking or such activity in the future.

The Trust will not participate in the proof-of-stake validation mechanism of the Ethereum network to receive rewards comprising additional ether in respect of its ether holdings. The current inability of the Trust to participate in Staking and receive such rewards could place the Shares at a comparative disadvantage relative to an investment in ether directly or through a vehicle that is not subject to such a prohibition, which could negatively affect the value of the Shares.

The Trust is subject to management and operational risks from its Sponsor and service providers.

The Trust is subject to management risk because it relies on the Sponsor’s ability to achieve its investment objective. Shareholders will have very limited voting rights, which will limit their ability to influence matters such as amendment of the Trust Agreement, change in the Trust’s basic investment policy, dissolution of the Trust, or the sale or distribution of the Trust’s assets.

The Trust also is subject to the risk of loss as a result of other services provided by the Sponsor and other service providers, including benchmark, custody, administrative, accounting, tax, legal, custody, transfer agency and other services. Operational risk includes the possibility of loss caused by inadequate procedures and controls, human error and cyber attacks, disruptions and failures affecting, or by, a service provider. In addition, the Sponsor may be required to indemnify its officers, directors and key employees with respect to their activities on behalf of the Trust and other accounts, if the need for indemnification arises. This potential indemnification could cause the Sponsor’s assets to decrease. If the Sponsor’s sources of income are not sufficient to compensate for the indemnification, it could cease operations, which could in turn result in Trust losses and/or dissolution of the Trust.

In addition, the Trust’s service providers, including the Ethereum Custodian, act in similar capacities for a number of other digital asset ETPs. If those digital asset ETPs experience operational challenges or regulatory problems that impact or implicate one or more of the Trust’s service providers, the Trust’s operations may be adversely impacted as a result. The Sponsor will monitor the services provided by the Trust’s service providers to detect and identify any such potential issues with the service providers.

The Trust as well as the Sponsor and its service providers are vulnerable to the effects of public health crises, which may adversely affect the performance of the Trust’s investment in ether and your investment in the Trust.

Pandemics and other public health crises may cause a curtailment of business activities which may potentially impact the ability of the Sponsor and its service providers to operate. The COVID-19 pandemic or a similar public health crises could adversely impact the Trust by causing operating delays and disruptions, market disruption and shutdowns (including as a result of government regulation and prevention measures). The COVID-19 pandemic, for example, had substantive effects on social, economic and financial systems, including significant uncertainty and volatility in the financial market.

The Trust’s Prime Broker or Ethereum Custodian could become insolvent or become subject to a receivership or bankruptcy proceeding, which may result in a loss of or delay in access to Trust assets.

In the event of an insolvency or bankruptcy of the Prime Broker (in the case of the Trust’s ether maintained in a trading account (the “Trading Balance”)) or the Ethereum Custodian (in the case of the Vault Balance) in the future, given that the contractual protections and legal rights of customers with respect to digital assets held on their behalf by third parties are relatively untested in a bankruptcy of an entity such as the Ethereum Custodian or Prime Broker in the virtual currency industry, there is a risk that customers’ assets—including the Trust’s assets—may be considered the property of the bankruptcy estate of the Prime Broker (in the case of the Trading Balance) or the Ethereum Custodian (in the case of the Vault Balance), and customers—including the Trust—may be at risk of being treated as general unsecured creditors of such entities and subject to the risk of total loss or markdowns on value of such assets.

The Ether Custody Agreement contains an agreement by the parties to treat the ether credited to the Trust’s Vault Balance as financial assets under Article 8 of the New York Uniform Commercial Code (“Article 8”), in addition to stating that the Ethereum Custodian will serve as fiduciary and custodian on the Trust’s behalf. The Ethereum Custodian’s parent, Coinbase Global, has stated in its most recent public securities filings that in light of the inclusion in its custody agreements of provisions relating to Article 8 it believes that a court would not treat custodied digital assets as part of its general estate in the event the Ethereum Custodian were to experience insolvency. However, due to the novelty of digital asset custodial arrangements courts have not yet considered this type of treatment for custodied digital assets and it is not possible to predict with certainty how they would rule in such a scenario. If the Ethereum Custodian became subject to insolvency proceedings and a court were to rule that the custodied ether were part of the Ethereum Custodian’s general estate and not the property of the Trust, then the Trust would be treated as a general unsecured creditor in the Ethereum Custodian’s insolvency proceedings and the Trust could be subject to the loss of all or a significant portion of its assets. Moreover, in the event of the bankruptcy of the Ethereum Custodian, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Ethereum Custodian, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares.

There is a risk that the Trading Balance, in which the Trust’s ether and cash is held in omnibus accounts by the Prime Broker (in the latter case, as described below in “Cybersecurity Risk Related to Ethereum—Loss of a critical banking relationship for, or the failure of a bank used by, the Execution Agent could adversely impact the Trust’s ability to create or redeem Creation Baskets, or could cause losses to the Trust.”), could be considered part of the Prime Broker’s bankruptcy estate in the event of the Prime Broker’s bankruptcy. The Ether Custody Agreement contains an Article 8 opt-in clause with respect to the Trust’s assets held in the Trading Balance. The Prime Broker is not required to hold any of the ether or cash in the Trust’s Trading Balance in segregation. Within the Trading Balance, the Ether Custody Agreement provides that the Trust does not have an identifiable claim to any particular ether (and cash). Instead, the Trust’s Trading Balance represents an entitlement to a pro rata share of the ether (and cash) the Prime Broker has allocated to the omnibus wallets the Prime Broker holds, as well as the accounts in the Prime Broker’s name that the Prime Broker maintains at Connected Trading Venues (which are typically held on an omnibus, rather than segregated, basis). If the Prime Broker suffers an insolvency event, there is a risk that the Trust’s assets held in the Trading Balance could be considered part of the Prime Broker’s bankruptcy estate and the Trust could be treated as a general unsecured creditor of the Prime Broker, which could result in losses for the Trust and Shareholders. Moreover, in the event of the bankruptcy of the Prime Broker, an automatic stay could go into effect and protracted litigation could be required in order to recover the assets held with the Prime Broker, all of which could significantly and negatively impact the Trust’s operations and the value of the Shares. There are no policies that would limit the amount of ether that can be held temporarily in the Trading Balance maintained by the Prime Broker.

The Trust’s risk management processes and policies may prove to not be adequate to prevent any loss of the Trust’s ether.

The Sponsor will continue to monitor and evaluate the Trust’s risk management processes and policies and believes that the current risk management processes and procedures are reasonably designed and effective. The Sponsor believes that the security procedures that the Sponsor and the Ethereum Custodian utilize, such as hardware redundancy, segregation and offline data storage (i.e., the maintenance of data on computers and/or storage media that is not directly connected to or accessible from the internet and/or networked with other computers, also known as “cold storage”) protocols are reasonably designed to safeguard the Trust’s ether from theft, loss, destruction or other issues relating to hackers and technological attack. Despite the number of security procedures that the Sponsor and Ethereum Custodian employ, it is impossible to guarantee the prevention of any loss due to a security breach, software defect, act of God, pandemic or riot that may be borne by the Trust. Notwithstanding the above, the Ethereum Custodian is responsible for its own gross negligence, willful misconduct or bad faith. In the event that the Trust’s risk management processes and policies prove to not be adequate to prevent any loss of the Trust’s ether and such loss is not covered by insurance or is otherwise recoverable, the value of the Shares will decrease as a result and investors would experience a decrease in the value of their investment.

The development and commercialization of the Trust is subject to competitive pressures and may be adversely affected by competition from competing products and other investment vehicles focused on ether or other digital assets.

The Trust and the Sponsor face competition with respect to the creation of competing products. In July 2024, the SEC approved several exchange-traded ether products and many of such products, including the Trust, could fail to acquire substantial assets, or fail to retain acquired assets due to competition and/or market conditions. The Sponsor’s competitors may have greater financial, technical and human resources than the Sponsor. These competitors may also compete with the Sponsor in recruiting and retaining qualified personnel. Smaller or early-stage companies may also prove to be effective competitors, particularly through collaborative arrangements with large and established companies. Accordingly, the Sponsor’s competitors may commercialize a product involving ether more rapidly, effectively or for a lower fee than the Sponsor is able to, which could adversely affect the Sponsor’s competitive position, the likelihood that the Trust will achieve initial acceptance and the Sponsor’s ability to generate meaningful revenues from the Trust. For exchange-traded products similar to the Trust, there have been significant “first-mover” advantages in terms of asset gathering, trading volume and media coverage. In many cases, the first mover in an asset class has been able to maintain these advantages for extended periods.

Investors may invest in ether through means other than the Shares, including through direct investments in ether and other potential financial vehicles, possibly including securities backed by or linked to ether and digital asset financial vehicles similar to the Trust, or ether futures-based products. Market and financial conditions, and other conditions beyond the Sponsor’s control, may make it more attractive to invest in other financial vehicles or to invest in ether directly, which could limit the market for, and reduce the liquidity of, the Shares. In addition, to the extent digital asset financial vehicles other than the Trust tracking the price of ether are formed and represent a significant proportion of the demand for ether, large purchases or redemptions of the securities of these digital asset financial vehicles, or private funds holding ether, could negatively affect the Benchmark, the Trust’s ether holdings, the price of the Shares, the net asset value of the Trust and the NAV.

If the Trust fails to achieve sufficient scale due to competition, the Sponsor may have difficulty raising sufficient revenue to cover the costs associated with launching and maintaining the Trust, and such shortfalls could impact the Sponsor’s ability to properly invest in robust ongoing operations and controls of the Trust to minimize the risk of operating events, errors, or other forms of losses to the Shareholders. In addition, the Trust may also fail to attract adequate liquidity in the secondary market due to such competition, resulting in a sub-standard number of Authorized Participants willing to make a market in the Shares, which in turn could result in a significant premium or discount in the Shares for extended periods and the Trust’s failure to reflect the performance of the price of ether.

In addition, the Trust will compete with direct investments in ether, ether futures-based products, other digital assets and other potential financial vehicles, possibly including securities backed by or linked to digital assets and other investment vehicles that focus on other digital assets. Market and financial conditions, and other conditions beyond the Trust’s control, may make it more attractive to invest directly or in other vehicles, which could adversely affect the performance of the Trust.

The value of the Shares may be influenced by a variety of factors unrelated to the value of ether.

The value of the Shares may be influenced by a variety of factors unrelated to the price of ether that may have an adverse effect on the price of the Shares. These factors include:

•
The Trust could experience unanticipated problems or issues with respect to the mechanics of the Trust’s operations and the trading of the Shares, in particular due to the fact that the mechanisms and procedures governing the creation and offering of the Shares and storage of ether have been developed specifically for this product;
•
The Trust could experience difficulties in operating and maintaining its technical infrastructure, including in connection with expansions or updates to such infrastructure, which are likely to be complex and could lead to unanticipated delays, unforeseen expenses and security vulnerabilities;
•
The Trust could experience unforeseen issues relating to the performance and effectiveness of the security procedures, such as algorithms, codes, passwords, multiple signature systems, encryption and telephone call-backs, used to protect the Trust’s account with the Ethereum Custodian, or the security procedures may not protect against all errors, software flaws or other vulnerabilities in the Trust’s technical infrastructure, which could result in theft, loss or damage of its assets; or
•
If the Ethereum network introduces privacy enhancing features in the future, service providers may decide to terminate their relationships with the Trust due to concerns that the introduction of privacy enhancing features to the Ethereum network may increase the potential for ether to be used to facilitate crime, exposing such service providers to potential reputational harm.

Any of these factors could affect the value of the Shares, either directly or indirectly through their effect on the Trust’s assets.

The NAV may not always correspond to the market price of the Shares.

The NAV of the Trust may not always correspond to the market price of its Shares. Shareholders should be aware that the public trading price per Share may be different from the NAV for a number of reasons, including price volatility, trading activity, normal trading hours for the Trust, the calculation methodology of the NAV, demand or supply for Shares of the Trust in excess of an Authorized Participant’s ability to create or redeem Shares and/or the closing of ether trading platforms due to fraud, failure, security breaches or otherwise, and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of ether. Additionally, ether is traded on trading platform markets and over-the-counter 24-hours a day and seven days a week, and the value of the Shares may therefore change on days and at times when an investor is not able to buy or sell Shares.

The Trust and the Sponsor believe that slippage in trading (i.e., the difference between the expected price and the price at which the trade is executed) is not necessarily more pronounced in the trading of digital assets as compared to other asset classes or in the trading of ether as compared to other digital assets. To monitor the trading of ether and other digital assets, the Execution Agent requests quotes from liquidity providers to trade ether or other digital asset as a spread off a corresponding index. While trading slippage is not expected to have a material impact on the Trust over the long term, trading slippage may from time to time be material on a given day. The Trust does not currently intend to take specific steps to limit the impact of trading slippage.

An Authorized Participant may be able to create or redeem a Creation Basket at a discount or a premium to the public trading price per Share. To the extent creations or redemptions take place in kind in the future, the Trust’s operations will therefore not be directly impacted by any discount or premium in the market price of its Shares.

Shareholders may be adversely affected by an overstatement or understatement of the NAV calculation of the Trust due to the valuation methodology employed on the date of the NAV calculation.

If the Benchmark is not available or the Sponsor determines, in its sole discretion, that the Benchmark should not be used, the Trust’s ether investments may be valued using techniques other than reliance on the price established by the Benchmark. The value established by using the Benchmark may be different from what would be produced through the use of another methodology. Ether valued using techniques other than those employed by the Benchmark, including ether investments that are “fair valued,” may differ from the value established by the Benchmark.

Benchmark tracking risk.

Although the Trust will attempt to structure its portfolio so that it is able to track the Benchmark, the Trust may not achieve the desired degree of correlation between its performance and that of the Benchmark and thus may not achieve its investment objective. The difference in performance may be due to factors such as fees, transaction costs, redemptions of, and subscriptions for, Shares, differences in the timing of the addition or removal of constituent trading platforms underlying the Benchmark, pricing differences or the cost to the Trust of complying with various new or existing regulatory requirements.

The use of cash creations and redemptions may adversely affect the arbitrage transactions by Authorized Participants intended to keep the price of the Shares closely linked to the price of ether and, as a result, the price of the Shares may fall or otherwise diverge from NAV.

The use of cash creations and redemptions, as opposed to in-kind creations and redemptions, could cause delays in trade execution due to potential operational issues arising from implementing a cash creation and redemption model, which involves greater operational steps (and therefore execution risk) than the originally contemplated in-kind creation and redemption model. Such delays could cause the execution price associated with such trades to materially deviate from the Benchmark price used to determine the NAV. Even though the Authorized Participant is responsible for the dollar cost of such difference in prices, Authorized Participants could default on their obligations to the Trust, or such potential risks and costs could lead to Authorized Participants, who would otherwise be willing to purchase or redeem Baskets to take advantage of any arbitrage opportunity arising from discrepancies between the price of the Shares and the price of the underlying ether, to elect to not participate in the Trust’s Share creation and redemption processes. This may adversely affect the arbitrage mechanism intended to keep the price of the Shares closely linked to the price of ether, and as a result, the price of the Shares may fall or otherwise diverge from NAV. If the arbitrage mechanism is not effective, purchases or sales of Shares on the secondary market could occur at a premium or discount to NAV, which could harm Shareholders by causing them buy Shares at a price higher than the value of the underlying ether held by the Trust or sell Shares at a price lower than the value of the underlying ether held by the Trust, causing Shareholders to suffer losses. Further, if and when In-Kind Regulatory Approval is obtained, the Trust may not be able to successfully implement in-kind creation and redemption transactions, which could put the Trust at a disadvantage compared to other digital asset ETPs that are able to implement in-kind creations and redemptions.

Ether buying and selling activity associated with the creation and redemption of Creation Baskets, or withdrawal from participation by an Authorized Participant, may adversely affect an investment in the Shares of the Trust.

The Trust’s or the Execution Agent’s purchase of ether in connection with Creation Basket purchase orders may cause the price of ether to increase, which will result in higher prices for the Shares. Increases in ether prices may also occur as a result of ether purchases by other market participants who attempt to benefit from an increase in the market price of ether when Creation Baskets are issued. The market price of ether may therefore decline immediately after Creation Baskets are issued.

Selling activity associated with sales of ether by the Trust or the Execution Agent in connection with redemption orders may decrease the ether prices, which will result in lower prices for the Shares. Decreases in ether prices may also occur as a result of selling activity by other market participants.

In addition to the effect that purchases and sales of ether by the Trust or the Execution Agent may have on the price of ether, sales and purchases of ether by similar investment vehicles (if developed) could impact the price of ether. If the price of ether declines, the trading price of the Shares will generally also decline.

Authorized Participant risk.

The Trust has a limited number of financial institutions that may act as Authorized Participants and engage in creation or redemption transactions directly with the Trust, and none of those Authorized Participants is obligated to engage in creation and/or redemption transactions. In the event that one or more Authorized Participants that have substantial interests in the Trust’s Shares exit the business or are unable to proceed with participation in the purchase (creation) or sale (redemption) of the Trust’s Shares, and no other Authorized Participant is able to step forward to create or redeem Creation Baskets, this may result in a significantly diminished trading market for the Shares, and the Shares may be more likely to trade at a premium or discount to the Trust’s NAV and to face trading halts and/or delisting. Further, the Trust’s Authorized Participants may act as authorized participants for a number of other digital asset ETPs. If those digital asset ETPs experience operational challenges or regulatory problems that impact or implicate one or more of the Trust’s Authorized Participants, the Trust may be adversely impacted. In addition, if one or more of the Trust’s Authorized Participants discontinue serving as an Authorized Participant with respect to the Trust but not to other digital asset ETPs, the liquidity of Shares and the value of an investment in the Shares may be adversely affected. Finally, in periods of heightened ether price volatility, the Authorized Participants may not be able to effectively make markets in several impacted digital asset ETPs at once, which could lead to larger bid-ask spreads or Share price premiums and discounts. The Sponsor will monitor the activity and operations of the Trust’s Authorized Participants to identify any such potential issues.

The inability of Authorized Participants to hedge their ether exposure may adversely affect the liquidity of Shares and the value of an investment in the Shares.

Authorized Participants will generally want to hedge their exposure in connection with Creation Basket creation and redemption orders. To the extent Authorized Participants are unable to hedge their exposure due to market conditions (e.g., insufficient ether liquidity in the market, inability to locate an appropriate hedge counterparty, extreme volatility in the price of ether, etc.), such conditions may make it difficult to create or redeem Creation Baskets or cause them to not create or redeem Creation Baskets. In addition, the hedging mechanisms employed by Authorized Participants to hedge their exposure to ether may not function as intended, which may make it more difficult for them to enter into such transactions. Such events could negatively impact the market price of the Trust and the spread at which the Trust trades on the open market.

The market infrastructure of the ether spot market could result in the absence of active Authorized Participants able to support the trading activity of the Trust.

Ether is extremely volatile, and concerns exist about the stability and reliability of many trading platforms where ether trades. In a highly volatile market, or if one or more trading platforms supporting the ether market face an issue, it could be extremely challenging for any Authorized Participants to provide continuous liquidity in the Shares. There can be no guarantee that the Sponsor will be able to find an Authorized Participant to actively and continuously support the Trust.

Ether spot trading platforms are not subject to the same regulatory oversight as traditional equity exchanges, which could negatively impact the ability of Authorized Participants to implement arbitrage mechanisms.

The trading for spot ether occurs on multiple domestic and foreign trading platforms that have various levels and types of regulation, but are not regulated in the same manner as traditional stock and bond trading platforms. If these trading platforms do not operate smoothly or face technical, security or regulatory issues, that could impact the ability of Authorized Participants to make markets in the Shares. In such an event, trading in the Shares could occur at a material premium or discount to the NAV.

In addition, trading on these trading platforms may be halted or disrupted due to regulatory actions, operational problems at the trading platforms or third parties, cybersecurity incidents or acts of fraud or misconduct, among others. In the event a trading platform experiences such a disruption, the Trust may be impacted and the value of the Shares may decline. Further, the price and availability of ether on these trading platforms may differ, and if the Trust transacts at one trading platform at a time where the price and/or availability of ether is materially worse than that of another trading platform, the value of Shares may be impacted. Operational problems or failures by ether trading platforms and fluctuations in ether prices may reduce confidence in these platforms or in ether generally, which could adversely affect the price of ether and therefore adversely affect an investment in the Shares.

Only Authorized Participants may transact in Creation Baskets.

The Trust will process all creations and redemptions of Shares in transactions with financial firms that are authorized to do so (known as “Authorized Participants”). Shareholders that are not Authorized Participants or who are unable to transact in Creation Baskets through Authorized Participants may only purchase or sell their Shares in secondary trading markets, and the conditions associated with trading in secondary markets may adversely affect Shareholders’ investment in the Shares. Although shares of the Trust are listed for trading on the Exchange, there can be no assurance that an active trading market for such shares will develop or be maintained. Secondary market trading in Shares may be halted by the Exchange because of market conditions or for other reasons. Shares of the Trust, similar to shares of other issuers listed on a stock exchange, may be sold short and are therefore subject to the risk of increased volatility and price decreases associated with being sold short. Shares trade on the Exchange at prices at, above or below the most recent NAV. The NAV is calculated at the end of each Business Day and fluctuates with changes in the market value of the Trust’s ether. The trading price of the Shares fluctuates continuously throughout trading hours based on both market supply of and demand for Shares and the underlying value of the Trust’s ether or the Trust’s NAV. As a result, the trading prices of Shares may deviate significantly from NAV during periods of market volatility. Any of these factors, among others, may lead to the Shares trading at a premium or discount to NAV. While the creation/redemption feature is designed to make it more likely that Shares normally will trade on the Exchange at prices close to the next calculated NAV, market prices are not expected to correlate exactly with the Trust’s NAV due to timing reasons, supply and demand imbalances and other factors. In addition, disruptions to creations and redemptions, including disruptions at Authorized Participants, or other market participants, and during periods of significant market volatility, may result in trading prices for Shares that differ significantly from its NAV. Authorized Participants may be less willing to create or redeem Shares if there is a lack of an active market for such Shares or its underlying investments, which may contribute to the Shares trading at a premium or discount to NAV. Buying or selling Shares on the Exchange involves two types of costs that apply to all securities transactions. When buying or selling Shares through a broker, Shareholders will likely incur a brokerage commission and other charges. In addition, Shareholders may incur the cost of the “spread”; that is, the difference between what investors are willing to pay for Shares (the “bid” price) and the price at which they are willing to sell Shares (the “ask” price). The spread, which varies over time for Shares based on trading volume and market liquidity, is generally narrower if the Trust has more trading volume and market liquidity and wider if the Trust has less trading volume and market liquidity. In addition, increased market volatility may cause wider spreads. There may also be regulatory and other charges that are incurred as a result of trading activity. Because of the costs inherent in buying or selling Shares, frequent trading may detract significantly from investment results and an investment in Shares may not be advisable for investors who anticipate regularly making small investments through a brokerage account.

Ether Counterparty risk.

There can be no guarantee that the Execution Agent will be able to find Ether Counterparties to actively and continuously provide ether liquidity to the Trust. Because the Ether Counterparties are not contractually obligated to provide ether liquidity to the Trust, if the Trust is unable to find sufficient sources of ether liquidity, the Execution Agent may not be able to purchase or sell ether on behalf of the Trust at prices and at times that will enable the Trust to track the Benchmark. If the Execution Agent is unable to transact in ether on the Trust’s behalf on a timely and cost-efficient basis, it could adversely affect the price of ether and therefore adversely affect an investment in the Shares. To the extent that the unavailability of ether liquidity results in a diminished trading market for the Shares, the Shares may be more likely to trade at a premium or discount to the Trust’s NAV and to face trading halts and/or delisting. Further, if one or more Ether Counterparties or trading platforms or venues supporting the ether market are unwilling or unable to provide liquidity to the Trust, it could be challenging for any Authorized Participants to provide continuous liquidity in the Shares.

Shareholders may be adversely affected by creation or redemption orders that are subject to postponement, suspension or rejection under certain circumstances.

The Trust may, in its discretion, suspend the right of creation or redemption or may postpone the purchase or redemption settlement date, for (1) any period during which the Exchange is closed other than customary weekend or holiday closings, or trading on the Exchange is suspended or restricted, (2) any period during which an emergency exists as a result of which the fulfillment of a purchase order or the redemption distribution is not reasonably practicable, (3) such other period as the Sponsor determines to be necessary for the protection of the Trust or its Shareholders (for example, where acceptance of the total deposit required to create each Creation Basket would have certain adverse tax consequences to the Trust or its Shareholders), or (4) as agreed upon between the Sponsor and Authorized Participant. An emergency could include situations where the Trust is unable to transact in ether or where the Trust is unable to value its ether holdings. Such a situation may arise when trading of ether is suspended on one or more of the digital asset trading platforms that are included in the Benchmark (for example, as a result of a significant technical failure, power outage or network error) or the Trust is unable to access the ether in the Trust’s ether custody account at the Ethereum Custodian due to technical or operating issues at the Trust or the Ethereum Custodian. Because the Trust’s ether transactions are expected to be effected by the Execution Agent over-the-counter, it is unlikely that the Trust’s ether transactions would be directly impacted by a trading halt on one or more digital asset trading platforms. However, such disruptions may have an effect on overall ether liquidity or cause price spreads of ether to widen.

In addition, the Trust may reject a redemption order if the order is not in proper form as described in the authorized participant agreement by and among the Trust, the Sponsor and the Authorized Participants (the “Authorized Participant Agreement”) or if the fulfillment of the order might be unlawful. Any such postponement, suspension or rejection could adversely affect a redeeming Authorized Participant. Suspension of creation privileges may adversely impact how the Shares are traded and arbitraged on the secondary market, which could cause them to trade at levels materially different (premiums and discounts) from the fair value of their underlying holdings.

The Exchange on which the Shares are listed may halt trading in the Trust’s Shares, which would adversely impact a Shareholder’s ability to sell Shares.

The Trust’s Shares are listed for trading on the Exchange under the ticker symbol “QETH.” Trading in Shares may be halted due to market conditions or, in light of the Exchange rules and procedures, for reasons that, in the view of the Exchange, make trading in Shares inadvisable. In addition, trading is subject to trading halts caused by extraordinary market volatility pursuant to “circuit breaker” rules that require trading to be halted for a specified period based on a specified market decline. Additionally, there can be no assurance that the requirements necessary to maintain the listing of the Trust’s Shares will continue to be met or will remain unchanged.

The lack of active trading markets for the Shares of the Trust may result in losses on Shareholders’ investments at the time of disposition of Shares.

Although Shares of the Trust are publicly listed and traded on an exchange, there can be no guarantee that an active trading market for the Trust will develop or be maintained. If Shareholders need to sell their Shares at a time when no active market for them exists, the price Shareholders receive for their Shares, assuming that Shareholders are able to sell them, will likely be lower than the price that Shareholders would receive if an active market did exist and, accordingly, a Shareholder may suffer losses.

Shareholders could incur a tax liability without an associated distribution of the Trust.

In the normal course of business, Shareholders could incur a taxable gain as a result of the sale of ether (including sales of ether to pay the Sponsor Fee and other Trust expenses), which gain does not correspond to a distribution to Shareholders (so-called “phantom income”). Any tax liability could adversely impact an investment in the Shares and may require Shareholders to prepare and file tax returns. In that event, Shareholders may be subject to tax on any realized capital gain resulting from their pro-rata share of the ethers sold by the Trust even though there is not a corresponding distribution from the Trust.

The amount of ether represented by the Shares will decline over time.

The amount of ether represented by the Shares will be reduced during the life of the Trust each time the Trust accrues the Sponsor Fee, and to pay for any extraordinary expenses. This dynamic will occur irrespective of whether the value of the Trust’s assets, or the trading price of the Shares, rises or falls.

Each outstanding Share represents a fractional, undivided interest in the ether held by the Trust. The Trust transfers ether to pay for the Sponsor Fee, and to pay for any extraordinary expenses, including, but not limited to, taxes and governmental charges, any applicable brokerage commissions, financing fees, Ethereum network fees and similar transaction fees, expenses and costs of any extraordinary services performed by the Sponsor (or any other service provider) on behalf of the Trust to protect the Trust or the interests of Shareholders (including, for example, in connection with any fork of the Ethereum blockchain), any indemnification of the Sponsor, Cash Custodian, Ethereum Custodian, Administrator or other agents, service providers or counterparties of the Trust and extraordinary legal fees and expenses, including any legal fees and expenses incurred in connection with litigation, regulatory enforcement or investigation matters. Therefore, the amount of ether represented by each Share will gradually decline over time. This is also true with respect to Shares that are issued in exchange for additional deposits of ether or cash used to acquire ether over time, as the amount of ether required to create Shares proportionally reflects the amount of ether represented by the Shares outstanding at the time of such Share issuance. Assuming a constant ether price, the trading price of the Shares is expected to gradually decline relative to the price of ether at the rate of the Sponsor Fee and other expenses.

Any errors or changes in calculations used to value the Trust’s ether holdings and ether holdings per Share may have an adverse effect on the value of the Shares.

The value of Trust’s ether holdings is typically determined on a daily basis as of 4:00 p.m. ET on each Business Day. This determination is made utilizing data from the operations of the Trust, calculated as of 4:00 p.m. ET on such day. In the event that the value of the Trust’s ether holdings or ether holdings per Share is incorrectly calculated, the Sponsor and the Administrator will not be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares.

The value of the Shares will be adversely affected if the Trust is required to indemnify the Sponsor, the Trustee, the Transfer Agent, the Ethereum Custodian or the Cash Custodian.

Under the Trust Agreement, the Trustee and the Sponsor will have a right to be indemnified by the Trust for certain liabilities or expenses that it incurs without gross negligence, bad faith or willful misconduct on its part. The Trust has also agreed to indemnify the Transfer Agent, Ethereum Custodian and Cash Custodian under their respective agreements with the Trust for certain liabilities or expenses that such party incurs, subject to certain qualifications. Therefore, the Trustee, Sponsor, Transfer Agent, the Ethereum Custodian or the Cash Custodian may require that the assets of the Trust be sold in order to cover losses or liability suffered by it. Any sale of that kind would reduce the ether holdings of the Trust and the value of the Shares.

The Sponsor and its affiliates are subject to conflicts of interest that could adversely affect an investment in the Trust.

The Sponsor and its affiliates and their respective officers, directors and employees and other related parties engage in a broad spectrum of activities and may expand the range of services that they provide over time. The Sponsor and its related parties will generally not be restricted in the scope of their business or in the performance of any such services (whether now offered or undertaken in the future), even if such activities could give rise to conflicts of interest, and whether or not such conflicts are described herein. In the ordinary course of their business activities, the Sponsor and its related parties may engage in activities where the interests of the Sponsor and its related parties or the interests of their clients conflict with the interests of the Trust. Certain employees of the Sponsor also have responsibilities relating to the business of one or more related parties. These employees are not restricted in the amount of time that may be allocated to the business activities of the Sponsor’s related parties, and the allocation of such employees’ time between the Sponsor and its related parties may change over time.

The Sponsor and its related parties are responsible for managing other accounts in addition to the services that they provide to the Trust, including other accounts of the Sponsor or its affiliates. Other accounts may include, without limitation, private or SEC-registered funds, separately managed accounts, offshore funds or accounts, or investments owned by the Sponsor or its affiliates. Management of other accounts in addition to services provided to the Trust can present certain conflicts of interest. The other accounts might have similar or different investment objectives or strategies as the Trust, or otherwise hold, purchase or sell investments that are eligible to be held, purchased or sold by the Trust, or may take positions that are opposite in direction from those taken by the Trust.

The Sponsor may devote unequal time and attention to the management of different accounts. As a result, the Sponsor may not be able to fulfill its obligations to the Trust as might be the case if it were to devote substantially more attention to the management of a single account. The effects of this potential conflict may be more pronounced where accounts overseen by the Sponsor have different investment strategies.

A conflict of interest arises where the financial or other benefits available to the Sponsor or its related parties differ among the accounts that it manages. Where the structure of the Sponsor’s or its related party’s fee differs among accounts (such as where certain accounts pay higher management fees or a performance or incentive fee), the Sponsor might be motivated to help certain accounts over others. In addition, the Sponsor might be motivated to favor accounts in which it has an interest and/or its related parties have interests. Similarly, the desire to maintain or raise assets under management or to enhance the Sponsor’s or its related parties’ performance record or to derive other rewards, financial or otherwise, could influence the Sponsor to give preferential treatment to those accounts that could most significantly benefit the Sponsor.

The Trust’s service providers (including its Ethereum Custodian, Administrator, auditor and legal counsel) may provide services to other pooled investment vehicles with similar investment strategies and objectives and, accordingly, may have conflicts of interest. The Trust’s Sponsor and other service providers and their principals, employees or affiliates may invest or trade in digital assets for their own accounts, which activities may conflict or compete with the Trust.

The Sponsor or its related parties may purchase Shares from the Trust from time to time, and may hold a material position in the Trust. The Trust will not receive any of the proceeds from the resale by the Sponsor or its affiliates of these Shares, and the sale of such Shares may impact the price at which you may be able to sell your Shares. The Sponsor and its related parties reserve the right, subject to compliance with applicable law, to sell into the market or redeem in Creation Baskets through an Authorized Participant at any time some or all of the Shares of the Trust acquired for their own accounts. The Sponsor or its related parties face conflicting interests in determining whether, when and in what amount to sell or redeem Shares of the Trust. The Sponsor and its related parties are under no obligation to consider the effect of redemptions on the Trust and other Shareholders in deciding whether to sell or redeem their Shares.

The Sponsor is responsible for selecting and engaging the Trust’s service providers, including the Benchmark Provider. To the extent that the Sponsor has other commercial arrangements with the service providers, the Sponsor may face conflicts of interest with respect to its oversight and supervision of the service providers. Further, to the extent that the Sponsor has investments in ether and/or in Shares, and due to the fact that the Sponsor Fee is payable based on the value of the Shares, the Sponsor may face potential conflicts of interest with respect to the Benchmark Provider’s valuation of Shares.

Investment vehicles advised or managed by affiliates of the Sponsor hold a minority interest in Coinbase Global, the parent of Coinbase Inc., which serves as the Trust’s Prime Broker and operates one of the digital asset trading platforms included in the Benchmark price and is the parent of the Ethereum Custodian.

Investment vehicles advised or managed by affiliates of the Sponsor own shares in many public companies listed in the United States, including Coinbase Global, the parent of Coinbase Inc. which operates the Coinbase trading platform and serves as the Trust’s Prime Broker. The Trust values its digital assets by reference to the Benchmark price. Coinbase is one of the digital asset trading platforms included in the Benchmark.

Although neither the Sponsor nor any affiliates of the Sponsor nor any investment vehicles managed or advised by any of them exercise control over Coinbase, it is possible that positions of investment vehicles managed by affiliates of the Sponsor in Coinbase may present risks to Shareholders to the extent affiliates of the Sponsor cause the Sponsor to favor Coinbase’s interests over the interests of the Trust or its Shareholders with respect to, for example, fees charged, and the quality of service provided by Coinbase as Prime Broker. Similarly, investors could have concerns that the Sponsor or affiliates of the Sponsor could influence market data provided by Coinbase in a way that benefits the Sponsor, for example by artificially inflating the values of ether in order to increase the Sponsor’s fees. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

Coinbase Global is also the parent company of the Ethereum Custodian. The Ethereum Custodian serves as a fiduciary and custodian on the Trust’s behalf, and is responsible for safeguarding digital assets held by the Trust, and holding the private keys that provide access to the Trust’s digital wallets and vaults. The positions of investment vehicles managed by affiliates of the Sponsor in the parent company of the Ethereum Custodian may present risks to Shareholders to the extent affiliates of the Sponsor cause the Sponsor to favor the Ethereum Custodian’s interests over the interests of the Trust or its Shareholders with respect to, for example, fees charged, and the quality of service provided by the Ethereum Custodian. Similarly, it is possible that investors could have concerns that the interests owned by investment vehicles managed by affiliates of the Sponsor in Coinbase could cause it to refrain from taking actions that are in the best interests of the Trust but that could harm the Ethereum Custodian. This could make the Trust’s Shares less attractive to investors than the shares of similar vehicles that do not present these concerns, adversely affect investor sentiment about the Trust and negatively affect Share trading prices.

There is no guarantee that every employee, officer, director or similar person associated with the Sponsor, the Execution Agent or their affiliates will comply with the policies, duties and training and refrain from engaging in insider trading in violation of their duties to the Trust, the Sponsor or the Execution Agent.

While the Sponsor has adopted and implemented policies and will adopt standard operating practices requiring that certain applicable personnel pre-clear personal trading activity in which ether is the referenced asset, there is no way to guarantee that every employee, officer, director, or similar person associated the Sponsor, the Execution Agent or their affiliates will comply at all times with such policies, duties and training and refrain from engaging in insider trading in violation of their duties to the Trust, the Sponsor or the Execution Agent. This risk is present in traditional financial markets and is not unique to ether. If such employees or others affiliated with the Trust, Sponsor, Execution Agent, or affiliates respectively do engage in illegal conduct or conduct which fails to meet applicable regulatory standards, the Trust, Sponsor, Execution Agent, or relevant affiliate respectively could be the target of civil or criminal fines, penalties, punishments, or other regulatory or other sanctions or lawsuits or could be the target of an investigation, whether directly or indirectly, such as on a failure to diligently supervise theory. Any of these outcomes could cause the Trust and Shareholders to suffer harm.

The Sponsor, the Execution Agent and their affiliates may also participate in transactions related to ether, either for their own account (subject to certain internal employee trading operating practices) or for the account of other clients, and such transactions may occur prior to, during, or after the commencement of this offering. Such transactions may not serve to benefit the Shareholders of the Trust and may have a positive or negative effect on the value of the ether held by the Trust and, consequently, on the market value of ether.

Limited recourse.

The Ethereum Custodian has limited liability for any loss, claim, or damage to the Trust, impairing the ability of the Trust to recover losses relating to its ether and any recovery may be limited, except to the extent that such loss, claim or damage directly resulted from the negligence, bad faith, willful misconduct or fraud of the Ethereum Custodian. In addition, the Ethereum Custodian is generally not liable for any loss caused, directly or indirectly, by the failure of the Trust to provide true, correct and complete information to the Ethereum Custodian, or a force majeure event. Furthermore, the Ethereum Custodian is generally not liable for a loss caused, directly or indirectly, by any failure or delay to act by any service provider to the Ethereum Custodian or any system failure in respect of a third party’s automated system that prevents the Ethereum Custodian from fulfilling its obligations.

Under the Trust Agreement, the Trustee and the Sponsor will not be liable for any liability or expense incurred absent fraud, gross negligence, bad faith or willful misconduct on the part of the Trustee or the Sponsor or breach by the Sponsor of the Trust Agreement, as the case may be. As a result, the recourse of the Trust or the Shareholder to Trustee or the Sponsor may be limited.

Risks Related to the Benchmark

The Benchmark has a limited history.

The Benchmark has a limited history. A longer history of actual performance through various economic and market conditions would provide greater and more reliable information for an investor to assess the Benchmark’s performance. The Benchmark Provider has substantial discretion at any time to change the methodology used to calculate the Benchmark, including the spot markets that contribute prices to the Trust’s NAV. The Benchmark Provider does not have any obligation to take the needs of the Trust, the Trust’s Shareholders, or anyone else into consideration in connection with such changes. There is no guarantee that the methodology currently used in calculating the Benchmark will appropriately track the price of ether in the future, and the Benchmark could be calculated now or in the future in a way that adversely affects an investment in the Trust.

The Benchmark Pricing Sources used by the Benchmark are digital asset spot markets that facilitate the buying and selling of ether and other digital assets. Although many Benchmark Pricing Sources refer to themselves as “exchanges,” they are not registered with, or supervised by, the SEC or CFTC and do not meet the regulatory standards of a national securities exchange or designated contract market. For these reasons, among others, purchases and sales of ether may be subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity in the markets and government regulation and intervention. These circumstances could affect the price of ether used in Benchmark calculations and, therefore, could affect the ether price as reflected by the Benchmark.

The Benchmark is based on various inputs which include price data from various third-party ether spot markets. The Benchmark Provider does not guarantee the validity of any of these inputs, which may be subject to technological error, manipulative activity, or fraudulent reporting from their initial source.

Right to change the Benchmark.

The Sponsor, in its sole discretion, may cause the Trust to utilize an index or standard other than the Benchmark (an “Alternative Benchmark”) at any time, with at least 60 days’ prior notice to the Shareholders (where possible). The Sponsor may utilize an Alternative Benchmark for a variety of reasons, including, without limitation, if investment conditions change such that the Sponsor believes that an Alternative Benchmark better reflects a fair value price for ether, the Sponsor has concerns regarding the Benchmark Provider’s ability to continue to publish the Benchmark, or the Sponsor otherwise believes that the use of an Alternative Benchmark would be in the best interest of the Trust. The Sponsor, however, is under no obligation whatsoever to make such changes in any circumstance. In the event that the Sponsor intends to establish the Trust’s NAV by reference to an Alternative Benchmark, it will provide Shareholders with notice in a prospectus supplement and/or through a current report on Form 8-K or in the Trust’s annual or quarterly reports.

The trading platforms that may be designated as a principal market under the Benchmark Provider’s methodology face a number of risks.

Unlike traditional stock and commodity exchanges, cryptocurrency trading platforms face a number of risks, including but not limited to, distributed denial-of-service (“dDoS”), interruption of trading, hacking of user accounts, lack of standards and naming convention for symbols, and an unstable technological and legal environment (causing changes in fee structure, blocking of funds withdrawal, etc.). Suspension or disruption of market trading in ether on one or more Benchmark Pricing Sources may adversely affect the value of the Benchmark.

The Benchmark is subject to the limitations of its methodology and the ether market.

Though the Benchmark is designed to be representative of the ether market or otherwise align with its stated objective, it may not be representative in every case or achieve its stated objective in all instances. The Benchmark is designed and calculated strictly to follow the rules of its methodology, and any Benchmark price or other output is limited in its usefulness to such design and calculation. In addition, the Benchmark will necessarily be composed of a limited number of potential principal markets, and thus the Benchmark may not reflect the value of ether on crypto trading platforms not considered in the Benchmark. Furthermore, the Benchmark Provider publicizes its methodology as a whitepaper available for download on the Benchmark Provider’s website.

The ether market can be volatile, including those market interests which the Benchmark intends to measure or upon which the Benchmark is dependent in order to achieve its stated objective. For example, illiquidity can have an impact on the quality or amount of data available to the Benchmark Provider for calculation, and may cause the Benchmark to produce unpredictable or unanticipated results. In addition, market trends and changes to market structure may render the objective of the Benchmark unachievable or cause the Benchmark to become impractical to replicate.

The Benchmark Provider could experience system failures or errors.

If the computers or other facilities of the Benchmark Provider, Benchmark Pricing Sources, data providers and/or relevant stock exchange malfunction for any reason, calculation and dissemination of the Benchmark may be delayed. Errors in Benchmark data, the Benchmark computations and/or construction may occur from time to time and may not be identified and/or corrected for a period of time or at all, which may have an adverse impact on the Trust and the Shareholders. Any of the foregoing may lead to the errors in the Benchmark, which may lead to a different investment outcome for the Trust and its Shareholders than would have been the case had such events not occurred. The Benchmark is the reference price for calculating the Trust’s NAV. Consequently, losses or costs associated with the Benchmark’s errors or other risks described above will generally be borne by the Trust and the Shareholders and neither the Sponsor nor its affiliates or agents make any representations or warranties regarding the foregoing.

If the Benchmark is not available, the Trust’s holdings may be fair valued in accordance with the policy approved by the Sponsor. To the extent the valuation determined in accordance with the policy approved by the Sponsor differs materially from the actual market price of ether, the price of the Shares may no longer track, whether temporarily or over time, the global market price of ether, which could adversely affect an investment in the Trust by reducing investors’ confidence in the Shares’ ability to track the global market price of ether. To the extent such prices differ materially from the market price for ether, investors may lose confidence in the Shares’ ability to track the market price of ether, which could adversely affect the value of the Shares. The Sponsor does not anticipate that the need to “fair value” ether will be a common occurrence.

Risks related to pricing.

The Trust’s portfolio will be priced, including for purposes of determining the NAV, based upon the estimated fair market value (“FMV”) for ether determined by the Benchmark Provider. The price of ether in U.S. Dollars or in other currencies available from other data sources may not be equal to the prices used to calculate the NAV. The Benchmark Provider has substantial discretion at any time to change the methodology used to determine the FMV of ether, including the spot markets underlying its methodology. The

Benchmark Provider does not have any obligation to take the needs of the Trust, the Trust’s Shareholders, or anyone else into consideration in connection with such changes.

The Benchmark Pricing Sources used by the Benchmark Provider are digital asset spot markets that facilitate the buying and selling of ether and other digital assets. Although many Benchmark Pricing Sources refer to themselves as “exchanges,” they are not registered with, or supervised by, the SEC or CFTC and do not meet the regulatory standards of a national securities exchange or designated contract market. For these reasons, among others, purchases and sales of ether may be subject to temporary distortions or other disruptions due to various factors, including the lack of liquidity in the markets and government regulation and intervention. These circumstances could affect the price of ether determined by the Benchmark Provider.

The NAV of the Trust will change as fluctuations occur in the market price of the Trust’s ether holdings. Shareholders should be aware that the public trading price per Share may be different from the NAV for a number of reasons, including price volatility, trading activity, the closing of ether trading platforms due to fraud, failure, security breaches or otherwise, and the fact that supply and demand forces at work in the secondary trading market for Shares are related, but not identical, to the supply and demand forces influencing the market price of ether.

An Authorized Participant may be able to create or redeem a Creation Basket at a discount or a premium to the public trading price per Share. To the extent creations or redemptions take place in-kind in the future, the Trust will therefore maintain its intended fractional exposure to a specific amount of ether per Share.

Shareholders also should note that the size of the Trust in terms of total ether held may change substantially over time and as Creation Baskets are created and redeemed.

In the event that the value of the Trust’s ether holdings or ether holdings per Share is incorrectly calculated, neither the Sponsor nor the Administrator will be liable for any error and such misreporting of valuation data could adversely affect the value of the Shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY.

Cyber threats are considered one of the most significant risks facing financial institutions. Because the Trust has no directors, principal officers or employees, the Sponsor is responsible for managing cybersecurity risks to the Trust. To mitigate risk from cyber threats, Invesco Ltd. (“Invesco”), the Sponsor’s parent company, has a designated Global Chief Security Officer (“GCSO”) who leads the global security department that is responsible for identifying, assessing, and managing cybersecurity threats across the Invesco organization. The GCSO experience in the public and private sectors, specializing in security, investigations, and incident response. The Global Security Department oversees, among others, the following groups across Invesco: Information Security, Global Privacy, Business Continuity & Crisis Management, Resilience, and Corporate Security. This converged security structure supports a more comprehensive, holistic approach to keeping our and Invesco clients, employees, and critical assets safe, upholding privacy rights, while enabling a secure and resilient business.

Invesco’s information security program is led by its Chief Information Security Officer who reports directly to the GCSO and has extensive experience in information security and risk management. Invesco’s information security program is designed to oversee all aspects of information security risk and seeks to ensure the confidentiality, integrity, and availability of information assets, including the implementation of controls aligned with industry guidelines and applicable statutes and regulations to identify threats, detect attacks and protect its and our information assets. The cybersecurity program includes the following:

•
Proactive assessments of technical infrastructure and security resilience are performed on a regular basis which include penetration testing, offensive testing and maturity assessments.
•
Conducting due diligence on third-party service providers regarding cybersecurity risks prior to on-boarding, periodic assessment of cybersecurity risks for third-party service providers and continuous monitoring for new third-party cybersecurity incidents.
•
An incident response program that includes periodic testing and is designed to restore business operations as quickly and as orderly as possible in the event of a cybersecurity incident at Invesco or third-party.
•
Mandatory annual employee security awareness training, which focuses on cyber threats and security in general.
•
Regular cyber phishing tests throughout the year to measure and raise employee awareness against cyber phishing threats.

Important to these programs is Invesco’s investment in threat-intelligence, its active engagement in industry and government security-related forums, and its utilization of external experts to challenge its program maturity, assess its controls and routinely test its capabilities.

Invesco’s Board of Directors oversees cybersecurity risk and receives updates at a minimum, of twice a year regarding cybersecurity, including risks and protections. The Global Operational Risk Management Committee, one of Invesco’s risk management committees, provides executive-level oversight and monitoring of the end-to-end programs dedicated to managing information security and cyber related risk. The members of this Committee include Invesco Ltd.’s Chief Administrative Officer, Chief Risk & Audit Officer, General Counsel, Chief Financial Officer, Chief Human Resources Officer, Global Head of Compliance, and Global Operational Risk Owners which includes the GCSO. The committee reports to Invesco’s Enterprise Risk Management Committee which provides updates to the Invesco Board of Directors to facilitate their oversight.

Although risks from cyber threats have not materially affected the Trust’s business strategy, results of operations or financial condition, Invesco continues to closely monitor cyber risk. In addition, security controls, no matter how well designed or implemented, may only mitigate and not fully eliminate risks. For more information regarding the risks the Trust faces from cybersecurity threats, please see Item 1A. Risk Factors.

ITEM 2. PROPERTIES.

The Trust does not own or use physical properties in the conduct of its business. The Sponsor’s headquarters are located at 3500 Lacey Road, Suite 700, Downers Grove, Illinois 60515.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The Shares began trading on the Cboe BZX Inc. on July 23, 2024 under the symbol “QETH.”

Holders

As of January 31, 2025, the Trust had 44 holders of record of its Shares.

Sales of Unregistered Securities and Use of Proceeds of Registered Securities

In connection with the Trust’s launch, the Trust was seeded with $100,000 on June 17, 2024 through the sale of 4,000 Shares (“Initial Seed Shares”) by the Trust to Invesco Ltd., an affiliate of its Sponsor. On July 9, 2024, Invesco Ltd. redeemed all of its Initial Seed Shares for cash at a per-Share price of $25.00 for a total redemption value of $100,000. At the same time on July 9, 2024, Invesco Ltd. created 3,000 shares at a price of $30.042 per Share based on the Lukka Prime Ethereum Reference Rate (the “Benchmark”) price as of 4:00 p.m. Eastern Time on July 8, 2024.

Although the Trust did not redeem Shares directly from its Shareholders, the Trust redeemed Creation Units from Authorized Participants during the three months ended December 31, 2024 as follows:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
October 1, 2024 to October 31, 2024	—	$—
November 1, 2024 to November 30, 2024	35,000	33.20
December 1, 2024 to December 31, 2024	270,000	35.51
Total	305,000	$35.24

ITEM 6. RESERVED.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in Item 8 of Part II of this Report. The discussion and analysis which follows may contain trend analysis and other forward-looking statements. See “Cautionary Statement Concerning Forward-Looking Information” above.

You should not place undue reliance on any forward-looking statements. Except as expressly required by the Federal securities laws, the Trust and the Managing Owner undertake no obligation to publicly update or revise any forward-looking statements or the risks, uncertainties or other factors described in this Report, as a result of new information, future events or changed circumstances or for any other reason after the date of this Report.

Overview/Introduction

The Invesco Galaxy Ethereum ETF (the “Trust”) is a Delaware statutory trust that was formed on September 27, 2023. The Trust continuously issues Shares. The Trust operates pursuant to its Trust Agreement, dated as of June 21, 2024. The Shares began trading on the Exchange under the ticker symbol “QETH” on July 23, 2024. The Trust offers Shares only to Authorized Participants in one or more blocks of 5,000 Shares based on the quantity of ether attributable to each Share of the Trust.

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

Valuation of Ether

In seeking to achieve its investment objective, the Trust will hold ether. The Trust will value its Shares each Business Day as of 4:00 p.m. ET. The Trust applies FASB ASC Topic 820, Fair Value Measurement, in the valuation of ether held by the Trust and for financial statement purposes. The value of ether held by the Trust is determined based on the FMV price for ether, reflecting the execution price of ether on its principal market as determined each day by the Benchmark Provider. The FMV price for ether reflects the price that would be received for ether in a current sale, which assumes an orderly transaction between market participants on the measurement date of ether on its “principal market,” generally, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a periodic basis to determine which market is its principal market for the purpose of calculating fair value for the creation of quarterly and annual financial statements. Issuer-specific events, market trends, bid/asked quotes of brokers and information providers and other data may be reviewed in the course of making a good faith determination of a security’s fair value. The Benchmark is designed to provide an estimated fair market value price for ether, based on the execution price of ether on its principal market. In this regard, the Benchmark Provider seeks to identify a “principal market” for ether each day by evaluating eligible ether trading platforms across a variety of different criteria, including the trading platforms’ oversight and governance frameworks, microstructure efficiency, trading volume, data transparency and data integrity.

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

The Sponsor Fee will be accrued daily and paid monthly in arrears in U.S. dollars, and will be calculated by the Administrator. The Administrator will calculate the Sponsor Fee on a daily basis by applying the 0.25% annualized rate to the Trust’s total net assets. To cover the Sponsor Fee, and extraordinary expenses not assumed by the Sponsor, the Sponsor or its delegate will cause the Trust (or its delegate) to instruct the Execution Agent to convert ether held by the Trust into U.S. dollars. The NAV of the Trust and the number of ether represented by a Share will decline each time the Trust accrues the Sponsor Fee or any Trust expenses not assumed by the Sponsor. The Trust is not responsible for paying any costs associated with the transfer of ether to or from the Trust in connection with paying the Sponsor Fee or in connection with creation and redemption transactions.

Except as noted below, the Sponsor has agreed to pay all of the Trust’s ordinary expenses out of the Sponsor’s unified fee, including, but not limited to, the Trustee’s fees, the fees of BNYM (for its services as the Administrator, Transfer Agent, and Cash Custodian), the fees of the Ethereum Custodian, the fees of the Execution Agent, Exchange listing fees, Securities and Exchange Commission (“SEC”) registration fees, printing and mailing costs, legal costs and audit fees. The Sponsor’s payment of such Trust expenses is not subject to a cap. The Sponsor also paid the costs of the Trust’s organization.

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

The Trust from time to time will be required to sell ether in such quantities as necessary to permit payment of the Sponsor Fee and any Trust expenses and liabilities not assumed by the Sponsor. The Sponsor has engaged the Execution Agent to sell ether on the Trust’s behalf in such circumstances. At the direction of the Trust, the Execution Agent will seek to sell ether at approximately the price at which it is valued by the Trust and in the smallest amounts required to permit such payments as they become due, with the intention of minimizing the Trust’s holdings of assets other than ether. Accordingly, the amount of ether to be sold may vary from time to time depending on the level of the Trust’s expenses and liabilities and the market price of ether.

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, BNY Mellon Capital Markets, LLC, Citadel Securities LLC, Goldman Sachs & Co., Jane Street Capital LLC, Jefferies LLC, Macquarie Capital (USA) Inc. and Virtu Americas LLC has executed a Participant Agreement and are the only Authorized Participants.

Results of Operations

FOR THE FISCAL PERIOD JULY 23, 2024 TO DECEMBER 31, 2024

The following graph illustrates the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Trust’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Benchmark (as reflected by the line “Lukka Prime Ethereum Reference Rate (USD)”). There can be no assurances that the price of the Shares or the Trust’s NAV will exceed the Benchmark levels. No representation is being made that the Benchmark will or is likely to achieve closing levels consistent with or similar to those set forth herein.

COMPARISON OF MARKET, NAV AND LUKKA PRIME ETHEREUM REFERENCE RATE (USD)

FOR THE PERIOD JULY 23, 2024 TO DECEMBER 31, 2024

QETH - For the Period July 23, 2024 to December 31, 2024
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
Percentage Change
7/23/2024
12/31/2024
Date
NAV
Market
Lukka Prime Ethereum Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

Trust Share Price Performance

For the period July 23, 2024 (commencement of trading) to December 31, 2024, the Exchange market value of each Share decreased from $34.60 per Share to $33.39 per Share. The Share price low and high for the period ended December 31, 2024 and related change from the Share price on July 23, 2024 was as follows: Shares traded at a low of $22.21 per Share (-35.82%) on September 6, 2024, and a high of $40.56 per Share (+17.21%) on December 6, 2024. The total return for the Trust on a market value basis was -3.50%.

For the period July 23, 2024, through December 31, 2024, Ethereum (ETH) was initially pressured by broader risk aversion and generally lackluster ETP demand. The US equity market selloff to end July, reignited hard landing concerns in the US, the Chinese economic overhang, and rising geopolitical tensions in the Middle East all played a role. However, the start of the Federal Reserve’s interest rate easing cycle in September was a positive performance catalyst. Another influencing factor was expectations for a second Trump term, especially prior to Vice President Harris joining the race in August, as he was viewed as more pro-crypto. However, ETH made a strong comeback in the fourth quarter following President Trump’s re-election as President of the United States. In addition to saying that he would be a “crypto president”, he also touted major plans for the crypto industry that, if implemented, could lead to significant regulatory progress, increased institutional adoption, and formal legitimization of the asset class in traditional finance, all of which would support prices. For ETH specifically, the prospect of a crypto-friendly stance in the new administration sparked optimism that more innovation and capital could return to the United States.

Trust Share Net Asset Performance

For the period July 23, 2024 (commencement of trading) to December 31, 2024, the NAV of each Share decreased from $34.60 per Share to $33.37 per Share. Falling price for ether during the period ended December 31, 2024 contributed to an overall 3.45% decrease in the level of the Benchmark. The total return for the Trust on a NAV basis was -3.55%.

Net income (loss) for the period ended December 31, 2024 was $4.1 million, primarily resulting from net realized gain (loss) of $0.4 million and net change in unrealized gain (loss) of $3.7 million.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires the Sponsor’s management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period covered by this report.

There were no material estimates, which involve a significant level of estimation uncertainty and had or are reasonably likely to have had a material impact on the Trust’s financial condition, used in the preparation of these financial statements.

Please refer to Item 8 of Part II Note 2 - Summary of Significant Accounting Policies to the financial statements for further discussion of the Trust’s accounting policies.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Managers of Invesco Capital Management LLC (as Sponsor of Invesco Galaxy Ethereum ETF) and Shareholders of Invesco Galaxy Ethereum ETF

Opinion on the Financial Statements

We have audited the accompanying statement of financial condition, including the schedule of investments, of Invesco Galaxy Ethereum ETF (the “Trust”) as of December 31, 2024 and the related statements of income and expenses, of changes in shareholders’ equity and of cash flows for the period June 17, 2024 through December 31, 2024, including the related notes, (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2024, and the results of its operations and its cash flows for the period June 17, 2024 through December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on the Trust’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Trust in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

Chicago, Illinois

February 27, 2025

We have served as the Trust's auditor since 2024.

Invesco Galaxy Ethereum ETF

Statement of Financial Condition

December 31, 2024

December 31,
2024
Assets
Investments in Ether, at value (cost $19,846,885 as of December 31, 2024)	$23,569,250
Total Assets	$23,569,250
Liabilities
Payable for:
Accrued Sponsor’s fee	$5,997
Total Liabilities	5,997
Commitments and Contingencies (Note 9)
Net Assets	$23,563,253
Net assets consist of:
Paid-in-capital	$19,469,136
Distributable earnings (loss)	4,094,117
$23,563,253
Shares outstanding	708,000
Net asset value per share	$33.28
Market value per share	$33.39

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Schedule of Investments

December 31, 2024

Description	Quantity	Cost	Fair Value	% of Net Assets
Cryptocurrency
Ether	7,074	$19,846,885	$23,569,250	100.03%
Total Investments	7,074	$19,846,885	$23,569,250	100.03%
Other Assets Less Liabilities			$(5,997)	(0.03)%
Net assets			$23,563,253	100.00%

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statement of Income and Expenses

For the Period June 17, 2024 to December 31, 2024

For the Period June 17, 2024 to
December 31, 2024
Income
Total Income	—
Expenses
Sponsor’s fee	22,459
Total Expenses	22,459
Net Investment Income (Loss)	(22,459)
Net Realized and Net Change in Unrealized Gain (Loss)
Net Realized Gain (Loss) on
Investments in Ether Sold to Pay Sponsor Fee	(3,977)
Investments in Ether Sold for Redemptions	398,188
Net Realized Gain (Loss)	394,211
Net Change in Unrealized Gain (Loss) from Investments in Ether	3,722,365
Net Realized and Net Change in Unrealized Gain (Loss) from Investments in Ether	4,116,576
Net Income (Loss)	$4,094,117

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statement of Changes in Shareholders' Equity

For the Period June 17, 2024 to December 31, 2024

		Total
	Shares	Shareholders' Equity
Balance at June 17, 2024	—	$—
Purchases of Shares	1,017,000	30,317,890
Redemption of Shares	(309,000)	(10,848,754)
Net Increase (Decrease) due to Share Transactions	708,000	19,469,136
Net Income (Loss)
Net Investment Income (Loss)		(22,459)
Net Realized Gain (Loss) from Investments in Ether Sold for Sponsor Fee and Redemptions		394,211
Net Change in Unrealized Gain (Loss) from Investments in Ether		3,722,365
Net Income (Loss)		4,094,117
Net Change in Shareholders' Equity	708,000	23,563,253
Balance at December 31, 2024	708,000	$23,563,253

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statement of Cash Flows

For the Period June 17, 2024 to December 31, 2024

2024
Cash flows from operating activities:
Net Income (Loss)	$4,094,117
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of ether purchased	(30,217,342)
Proceeds from ether sold to pay Sponsor Fee	16,462
Proceeds from ether sold for Redemptions	10,748,206
Net Realized (Gain) Loss from Investments in Ether Sold to pay Sponsor Fee	3,977
Net Realized (Gain) Loss on Investments in Ether Sold to for Redemptions	(398,188)
Net Change in Unrealized (Gain) Loss from Investments in Ether	(3,722,365)
Change in operating assets and liabilities:
Accrued Sponsor's fees	5,997
Net cash provided by (used in) operating activities	(19,469,136)
Cash flows from financing activities:
Proceeds from purchases of Shares	30,317,890
Redemption of Shares	(10,848,754)
Net cash provided by (used in) financing activities	19,469,136
Net change in cash	—
Cash at beginning of period	—
Cash at end of period	$—

See accompanying Notes to Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Notes to Financial Statements

December 31, 2024

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

On June 17, 2024, Invesco Ltd., subject to certain conditions, purchased 4,000 Shares (the “Initial Seed Shares”) in exchange for $100,000, which comprised the initial purchase of the Trust’s Shares. Delivery of the Shares was made on June 17, 2024. On July 9, 2024, Invesco Ltd. redeemed all of its Initial Seed Shares for cash at a per-Share price of $25.00 for a total redemption value of $100,000. At the same time on July 9, 2024, Invesco Ltd. created 3,000 shares at a price of $30.042 per Share based on the Lukka Prime Ethereum Reference Rate (the “Benchmark”) price as of 4:00 p.m. Eastern Time on July 8, 2024. The Benchmark is designed to provide an estimated fair market value price for ether, based on the execution price of ether on its principal market. The price of the Shares acquired by the Invesco Ltd. was determined based on the price of the Benchmark. On July 24, 2024, Invesco Ltd. sold all of its Shares.

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

The Bank of New York Mellon (“BNYM”), the Trust’s “Administrator,” calculates, and the Sponsor publishes, the Trust's Net Asset Value (“NAV”) once each business day. To calculate the NAV, the Administrator totals the current market value of ether in the Trust and any other assets, and subtracts any liabilities including accrued but unpaid expenses. The Trust's NAV is an amount denominated in U.S. dollars. .

This Annual Report (the “Annual Report”) covers the period beginning June 17, 2024 to December 31, 2024.

Note 2 – Summary of Significant Accounting Policies

A.
Basis of Presentation

The financial statements of the Trust have been prepared using accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Trust is considered an investment company under U.S. GAAP for financial statement purposes and follows the accounting and reporting guidance applicable to investment companies in the Financial Accounting Standards Board Accounting Standards Codification Topic 946, Financial Services— Investment Companies, but is not registered, and is not required to be registered, under the Investment Company Act of 1940, as amended.

B.
Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statement. Actual results could differ from those estimates. In addition, the Trust monitors for material events or transactions that may occur or become known after the period-end date and before the date the financial statements are issued.

C.
Crypto Assets

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets (“ASU 2023-08”). The issuance is intended to improve the accounting for certain crypto assets by requiring an entity to measure those crypto assets at fair value each reporting period with changes in fair value recognized in net income. The amendments also improve the information provided to investors about an entity's crypto asset holdings. Adoption of the new standard had no material impact on the Trust's financial statements. See Note 2 - Summary of Significant Accounting Policies - F. Investment Valuations for more information on the Trust's valuation practices.

D.
Segment Reporting

In November 2023, the FASB issued Accounting Standards Update 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), with the intent of improving reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole thereby enabling better understanding of how an entity's segments impact overall performance. The Trust represents a single operating segment. Subject to the oversight and, when applicable, approval of the Board of Managers, the Trust's Sponsor acts as the Trust's chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation within the Trust. The CODM monitors the operating results as a whole and the Trust's long-term strategic asset allocation is determined in accordance with the terms of its prospectus based on a defined investment strategy. The financial information provided to and reviewed by the CODM is consistent with that presented in the Trust's financial statements. Adoption of the new standard impacted the Trust's financial statement note disclosures only and did not affect the Trust's financial position or the results of its operations.

E.
Cash and Cash Equivalents

The Trust defines cash as cash held by the Cash Custodian (as defined below). There were no cash equivalents held by the Trust as of December 31, 2024.

F.
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

G.
Investment Transactions

Ether transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of ether are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the sale or disposition occurs, respectively.

H.
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

I.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor Fee (defined herein). These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in Section H of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business. The only expenses of the Trust during the period ended December 31, 2024 were the Sponsor Fee.

J.
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

As of December 31, 2024, the investments in this Trust were valued based on Level 1 inputs. The levels assigned to the investment valuations may not be an indication of the risk or liquidity associated with investing in those investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

Note 7 – Investments in Ether

The Trust expects to purchase or sell ether in connection with cash creation or redemption transactions, and may sell ether to pay certain expenses, including the Sponsor Fee. The following is a summary of the transactions in, and earnings from, investments in ether for the period ended December 31, 2024.

Fair Value
Opening Balance as of June 17, 2024	$—
Purchases at Cost	30,217,342
Proceeds from Sales to Pay Sponsor Fee	(16,462)
Proceeds from ether sold for Redemptions	(10,748,206)
Change in Unrealized Appreciation (Depreciation)	3,722,365
Net Realized (Gain) Loss from Investments in Ether Sold to pay Sponsor Fee	(3,977)
Net Realized (Gain) Loss on Investments in Ether Sold to for Redemptions	398,188
Ending Balance as of December 31, 2024	$23,569,250

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

Note 10 – Financial Highlights

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the period July 22, 2024 to December 31, 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Trust divided by the number of outstanding Shares at the date of each respective period presented.

For the Period July 22, 2024 (the effective date of the Trust's registration statement) to December 31, 2024
Net Asset Value
Net asset value per Share, beginning of period	$35.25
Net realized and change in unrealized gain (loss) on investments in Ether (a)	(1.94)
Net investment income (loss) (b)	(0.03)
Net income (loss)	(1.97)
Net asset value per Share, end of period (c)	$33.28
Market value per Share, beginning of period (d)	$34.60
Market value per Share, end of period (d)	$33.39

Ratio to average Net Assets (e)
Investment income (loss)	(0.25)%
Expenses	0.25%
Total Return, at net asset value (f)(g)	(5.59)%
Total Return, at market value (f)(g)	(3.50)%

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
(g)
The net asset value total return from June 17, 2024 to December 31, 2024 was 33.12%. The market price total return from June 17, 2024 to December 31, 2024 was 33.56%.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2024, the end of the period covered by this Annual Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Exemption from Management's Annual Report and Auditor Attestation on Internal Controls

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. Other Information.

During the period covered by this Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Trust adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance.

Board of Directors and Principal Officers

The Trust has no directors or principal officers and also does not have any employees. It is managed by the Sponsor.

As of December 31, 2024, the following principals serve in the below capacities on behalf of the Sponsor and, unless otherwise indicated, are not executive officers of the Trust:

Name	Capacity
Brian Hartigan[1]	Chief Executive Officer, Board of Managers
Peter Hubbard	Vice President and Director of Portfolio Management
Jordan Krugman[1]	Board of Managers
Terry Gibson Vacheron	Chief Financial Officer
Kelli Gallegos[1]	Principal Financial and Accounting Officer, Investment Pools
Melanie Zimdars	Chief Compliance Officer
Melanie Ringold[1]	Board of Managers

1 Executive officer, within the meaning of Rule 3b-7 under the Exchange Act, of the Trust.

Invesco Group Services Inc. is also a principal of the Sponsor.

The Sponsor is managed by a Board of Managers. The Board of Managers is composed of Messrs. Hartigan and Krugman and Ms. Ringold.

The Board of Managers has established an Audit Committee with the following members: Messrs. Hartigan and Krugman and Ms. Ringold. The overall purpose of the Audit Committee is to assist the Board of Managers with overseeing the Trust’s financial statements, the Trust's compliance with legal and regulatory requirements, the qualifications and independence of the Trust’s independent registered public accounting firm (the “independent auditor”), the performance of the internal audit function for the Trust, and the performance of the independent auditor.

The Sponsor has designated Mr. Hubbard as the trading principal of the Trust.

Brian Hartigan (45) has been Chief Executive Officer of the Sponsor since November 2023. In this role, he has general oversight responsibilities for all of the Sponsor’s business. Mr. Hartigan has been a Member of the Board of Managers of the Sponsor since November 2023. Previously, Mr. Hartigan was Global Head of ETF Investments and Indexed Strategies at Invesco Ltd., a global investment management company and affiliate of the Sponsor, since 2015. In that role, he was responsible for oversight of all portfolio management activities of ETFs, as well as providing support to the US ETF Board, serving as a global ETF expert/resource and providing day-to-day support. In addition, he was a team leader for Invesco’s unit investment trusts. Mr. Hartigan earned a BA degree from the University of St. Thomas in Minnesota and an MBA in finance from DePaul University. He is a Chartered Financial Analyst® (CFA) charterholder and a member of the CFA Society of Chicago.

Peter Hubbard (43) joined the Sponsor in May 2005 as a portfolio manager and has been Vice President, Director of Portfolio Management since September 2012. In his role, Mr. Hubbard manages a team of eight portfolio managers. His responsibilities include facilitating all portfolio management processes associated with more than 200 equity and fixed income Invesco Funds listed in the United States, Canada and Europe. He is a graduate of Wheaton College with a B.A. degree in Business & Economics. Mr. Hubbard was listed as a principal and registered as an associated person of the Sponsor on November 15, 2012 and January 1, 2013, respectively. Mr. Hubbard was registered as a swap associated person of the Sponsor effective as of September 8, 2015.

Jordan Krugman (46) is Chief Financial Officer of the Americas for Invesco Ltd., a global investment management company affiliated with the Sponsor. He was appointed to this position in October 2020. In this capacity, Mr. Krugman is responsible for general management support, in addition to executing on various strategic initiatives and overseeing the financial framework for the business units operating within the Americas division of Invesco Ltd. He has also served as a Member of the Board of Managers of the Sponsor since October 2020. From March 2019 to October 2020, Mr. Krugman served as the Global Head of Financial Planning and Analysis at Invesco Ltd. In this role, he was responsible for overseeing Invesco’s forecasting, budgeting strategic planning and financial target setting processes, including analytics and decision support for Invesco Ltd’s executive team. From March 2017 to March 2019, Mr. Krugman served as Invesco Ltd.’s Head of Finance & Corporate Strategy, North America. In this role, Mr. Krugman was responsible for strategic and financial planning for Invesco Ltd.’s global investments organization including global real estate, private equity and global fixed income. Prior to that, Mr. Krugman was Invesco Ltd.’s Treasurer and Head of Investor Relations from May 2011 to March 2017. In this role, he was responsible for management of Invesco Ltd.’s liquidity and capital management programs. Additionally, Mr. Krugman managed the communication with Invesco Ltd.’s external stakeholders including equity shareholders, debt investors, rating agencies, and research analysts. Mr. Krugman earned a BA degree in American civilizations, with a US history concentration, from Middlebury College in Vermont in 1999, and earned an MBA from Santa Clara University in California in 2007. He is a Certified Treasury Professional (CTP). Mr. Krugman was listed as a principal of the Sponsor on November 12, 2020.

Terry Vacheron CPA (59) is the Chief Accounting Officer (since April 2022) and Head of Global Tax (since November 2020) at Invesco Ltd. In this role, she leads the company’s financial reporting, accounting, corporate tax, payroll, and SOX functions. Ms. Vacheron also serves as the Chief Financial Officer (since June 2022) of the Sponsor and Invesco Advisers Inc. where she is responsible for overseeing all aspect of the companies’ financial operations, including financial reporting and accounting. Ms. Vacheron joined Invesco in November 2020 following a brief break while between roles in October 2020. Prior to joining the firm, she was with SunTrust Bank (and later Truist Bank, which was formed in 2019 following the merger of BB&T and SunTrust) from October 2009 until September 2020, where she served as the Chief Tax Officer. Ms. Vacheron directed the full spectrum of corporate tax matters and led the tax merger integration effort for the BBT and SunTrust merger. In an overlapping role as the Corporate Functions Risk Officer at SunTrust Bank from March 2013 to December 2019, she built and led multiple corporate risk programs to identify and manage risk while maintaining her Chief Tax Officer responsibilities. During her tenure, she oversaw the implementation of stronger guidelines and accountability for risk programs, including SOX, third-party risk management, and operational risk oversight. Ms. Vacheron earned a BS degree in accounting from the University of Tennessee. She is a Certified Public Accountant (CPA). Ms. Vacheron served on the board of the United Way of Greater Atlanta from 2013 to 2020. She served as a member of the United Way’s Community Engagement Council and is currently on the United Way’s Finance Committee. Ms. Vacheron was listed as a principal of the Sponsor and Invesco Advisers Inc., a registered investment adviser affiliated with the Sponsor, on June 29, 2022.

Kelli Gallegos (53) has been Principal Financial and Accounting Officer – Investment Pools for the Sponsor since September 2018. Additionally, since September 2018, Ms. Gallegos has been Principal Financial and Accounting Officer – Investment Pools of Invesco Specialized Products, LLC (sponsor to a suite of currency exchange-traded funds, “ISP”), Head of North America Fund Reporting of Invesco, Ltd. (a global investment management company), and Vice President and Treasurer of Invesco Exchange Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Commodity Fund Trust, and Invesco Exchange-Traded Self-Indexed Fund Trusts (each a registered investment company offering series of exchange-traded funds, the “Invesco ETFs”). She also serves as Vice President (since March 2016), Principal Financial Officer (since March 2016) and Assistant Treasurer (since December 2008) for a suite of mutual funds advised by Invesco Advisers, Inc., a registered investment adviser (the “Invesco Funds”). In her roles with the Sponsor, ISP, Invesco, the Invesco ETFs and the Invesco Funds, Ms. Gallegos has financial and administrative oversight responsibilities for, and serves as Principal Financial Officer of the Invesco ETFs, the Trust, the Funds and the exchange-traded funds for which ISP serves as sponsor (the “CurrencyShares Trusts”). Previously, she was Director of Fund Financial Services from December 2008 to September 2018, Assistant Treasurer for the Sponsor from January 2013 to September 2018, Assistant Treasurer of ISP from April 2018 to September 2018, Assistant Treasurer for the Invesco ETFs from September 2014 to September 2018 and Assistant Vice President for the Invesco Funds from December 2008 to March 2016. In such roles, Ms. Gallegos managed the group of personnel responsible for the preparation of fund financial statements and other information necessary for shareholder reports, fund prospectuses, regulatory filings, and for the coordination and oversight of third-party service providers of the Fund, the Invesco ETFs, the Invesco Funds, and the CurrencyShares Trusts. Ms. Gallegos earned a BBA in accounting from Harding University in Searcy, AR. Ms. Gallegos was listed as a principal of the Sponsor on September 25, 2018.

Melanie H. Zimdars (47) has been Chief Compliance Officer of the Sponsor since November 2017. In this role she is responsible for all aspects of regulatory compliance for the Sponsor. Ms. Zimdars has also served as Chief Compliance Officer of Invesco Exchange-Traded Fund Trust, Invesco Exchange-Traded Fund Trust II, Invesco India Exchange-Traded Fund Trust, Invesco Actively Managed Exchange-Traded Fund Trust and Invesco Actively Managed Exchange-Traded Commodity Fund Trust since November 2017. From September 2009 to October 2017, she served as Vice President and Deputy Chief Compliance Officer at ALPS Holdings, Inc. where she was Chief Compliance Officer for six different mutual fund complexes, including active and passive ETFs and open-end and closed-end funds. Through its subsidiary companies, ALPS Holdings, Inc. is a provider of investment products and customized servicing solutions to the financial services industry. Ms. Zimdars received a BS degree from the University of Wisconsin-La Crosse. Ms. Zimdars was listed as a principal of the Sponsor on February 1, 2018.

Melanie Ringold (48) has been a Member of the Board of Managers of the Sponsor since July 2024. Ms. Ringold has also served as Head of Legal for the Americas at Invesco Ltd., a global investment management company and affiliate of the Sponsor, since January 2023. In this role, she is responsible for overseeing legal support for all of Invesco’s Americas business. Prior to her current position, Ms. Ringold served as Assistant General Counsel from March 2011 until January 2023, where she was responsible for overseeing legal support for the investments organization and co-chairing the firm’s US Regulatory Change Committee. Ms. Ringold earned a JD from the University of Houston Law Center and a BA degree in political science from the University of Michigan. Ms. Ringold was listed as a principal of the Sponsor on July 31, 2024.

Invesco Group Services Inc., which is a wholly owned, indirect subsidiary of Invesco Ltd., has been a principal of the Sponsor since September 27, 2018 and has periodically been listed with NFA as a principal of other NFA members since May 17, 1990.

Code of Ethics

The Trust has no officers or employees and is managed by Invesco Capital Management LLC. Invesco Capital Management LLC has adopted a code of ethics which applies to all of its employees and is available on request, free of charge, by calling 1-800-983-0903 Monday through Friday, 8:00 a.m. to 5:00 p.m. Central Time.

Insider Trading Policy

Invesco Capital Management LLC has adopted an Insider Trading Policy, which applies to all of its employees and itself. The Insider Trading Policy operates in concert with the Code of Ethics and Personal Trading Policy for North America (collectively, the “Trading Policies”). Invesco Capital Management LLC believes that the Trading Policies are reasonably designed to promote compliance with insider trading laws, rules and regulations with respect to the purchase, sale and/or other dispositions of securities, including Shares of the Trust, as well as the applicable rules and regulations of the Exchange. A copy of the Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. Executive Compensation.

The Trust has no employees, officers or directors. The Sponsor receives a Sponsor’s fee, which accrues daily at an annual nominal rate of 0.25% of the daily NAV of the Trust and is paid monthly in arrears.

For the period from June 17, 2024 to December 31, 2024, the Trust incurred Sponsor Fees of $22,459 of which $16,462 had been paid at December 31, 2024. Sponsor Fees of $5,997 were unpaid at December 31, 2024 and are reported as a liability on the Statement of Financial Condition.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The Trust has no officers or directors. The following table sets forth certain information regarding beneficial ownership of the Trust’s Shares as of January 31, 2025, as known by management. No person is known by us to own beneficially more than 5% of outstanding Shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Shares	Managers and Officers of Invesco Capital Management LLC as a group	—	Less than 0.1%

The Trust has no securities authorized for issuance under equity compensation plans.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

See Item 11.

ITEM 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PricewaterhouseCoopers LLP (“PwC”), the Trust’s independent registered public accounting firm for the period ended December 31, 2024.

Period Ended December 31, 2024
Audit Fees	$155,000
Audit-Related Fees (1)	15,000
Tax fees	—
All other Fees	—
Total	$170,000

(1)
Audit-Related Fees for the period ended December 31, 2024 include fees billed for reviewing regulatory filings.

Approval of Independent Registered Public Accounting Firm Services and Fees

The Sponsor approved all of the services provided by PwC to the Trust described above. The Sponsor pre-approved all audit and allowed non-audit services of the Trust’s independent registered public accounting firm, including all engagement fees and terms.

PART IV

ITEM 15. Exhibits and Financial Statement Schedules.

(a)(1) Financial Statements

See financial statements commencing on page 45 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Annual Report:

Exhibit No.	Description

3.1	Declaration of Trust and Trust Agreement[1]

3.2	Amended and Restated Declaration of Trust and Trust Agreement[2]

3.3	Second Amended and Restated Declaration of Trust and Trust Agreement[3]

3.4	Certificate of Trust[1]

4.1	Description of Common Shares of Beneficial Interest*

10.1	[Reserved]

10.2	Form of Initial Authorized Participant Agreement[2]

10.3	Marketing Agent Agreement[3]

10.4	Ether Custody Agreement[2]

10.5	Cash Custody Agreement[3]

10.6	Trust Administration and Accounting Agreement[3]

10.7	Transfer Agency Agreement[3]

10.8	Calculation Services Subscription Agreement[3]

10.9	Execution Agent Agreement[2]

10.10	Lukka Master Services Agreement[2]

19.1	Insider Trading Policies and Procedures*

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.*

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97	Policy Relating to Recovery of Erroneously Awarded Compensation*

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statement of Financial Condition of Invesco Galaxy Ethereum ETF— December 31, 2024, (ii) the Schedule of Investments of Invesco Galaxy Ethereum ETF —December 31, 2024, (iii) the Statement of Income and Expenses of Invesco Galaxy Ethereum ETF —for period June 17, 2024 to December 31, 2024, (iv) the Statement of Changes in Shareholders’ Equity of Invesco Galaxy Ethereum ETF — for period June 17, 2024 to December 31, 2024, (v) the Statement of Cash Flows of Invesco Galaxy Ethereum ETF — for period June 17, 2024 to December 31, 2024, and (vi) Notes to Financial Statements of Invesco Galaxy Ethereum ETF.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Trust's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL

* Filed herewith

1 Previously filed as an exhibit to the Registration Statement on Form S-1 filed September 29, 2023, and incorporated herein by reference.

2 Previously filed as an exhibit to the Registration Statement on Form S-1 filed May 31, 2024, and incorporated herein by reference.

3 Previously filed as an exhibit to the Registration Statement on Form S-1 filed June 21, 2024, and incorporated herein by reference.

4 Previously filed as an exhibit to the Registration Statement on Form S-1 filed July 9, 2024, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Ethereum ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: February 27, 2025		By:	/S/BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: February 27, 2025		By:	/S/KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/JORDAN KRUGMAN	Manager	February 27, 2025
Jordan Krugman

/s/MELANIE RINGOLD	Manager	February 27, 2025
Melanie Ringold

* The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Capital Management LLC, the Sponsor of the registrant.