Form 10-Q
period 2025-06-30
Invesco Galaxy Ethereum ETF
filed 2025-08-07
CIK 1995569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Indicate the number of outstanding Shares as of June 30, 2025: 913,000

INVESCO GALAXY ETHEREUM ETF

QUARTER ENDED JUNE 30, 2025

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco Galaxy Ethereum ETF

Statements of Financial Condition

June 30, 2025 and December 31, 2024

(Unaudited)

	June 30,	December 31,
	2025	2024
Assets
Investments in Ether, at value (cost $23,934,022 and $19,846,885, respectively)	$22,654,462	$23,569,250
Total Assets	$22,654,462	$23,569,250
Liabilities
Payable for:
Accrued Sponsor’s fee	$4,720	$5,997
Total Liabilities	4,720	5,997
Commitments and Contingencies (Note 9)
Net Assets	$22,649,742	$23,563,253
Net assets consist of:
Paid-in-capital	$24,443,446	$19,469,136
Distributable earnings (loss)	(1,793,704)	4,094,117
	$22,649,742	$23,563,253
Shares outstanding	913,000	708,000
Net asset value per share	$24.81	$33.28
Market value per share	$25.13	$33.39

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Schedule of Investments

June 30, 2025

(Unaudited)

Description	Quantity	Cost	Fair Value	% of Net Assets
Cryptocurrency
Ether	9,110	$23,934,022	$22,654,462	100.02%
Total Investments	9,110	$23,934,022	$22,654,462	100.02%
Other Assets Less Liabilities			$(4,720)	(0.02)%
Net assets			$22,649,742	100.00%

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

Invesco Galaxy Ethereum ETF

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2025

(Unaudited)

	Three Months Ended	Six Months Ended
	June 30, 2025	June 30, 2025
Income
Total Income	$—	$—
Expenses
Sponsor’s fee	11,616	24,039
Total Expenses	11,616	24,039
Net Investment Income (Loss)	(11,616)	(24,039)
Net Realized and Net Change in Unrealized Gain (Loss)
Net Realized Gain (Loss) on
Investments in Ether Sold to Pay Sponsor Fee	(4,952)	(7,802)
Investments in Ether Sold for Redemptions	—	(854,055)
Net Realized Gain (Loss)	(4,952)	(861,857)
Net Change in Unrealized Gain (Loss) from Investments in Ether	5,563,533	(5,001,925)
Net Realized and Net Change in Unrealized Gain (Loss) from Investments in Ether	5,558,581	(5,863,782)
Net Income (Loss)	$5,546,965	$(5,887,821)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statement of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2025

(Unaudited)

		Total
	Shares	Shareholders' Equity
Balance at March 31, 2025	753,000	$13,734,586
Purchases of Shares	160,000	3,368,191
Redemption of Shares	—	—
Net Increase (Decrease) due to Share Transactions	160,000	3,368,191
Net Income (Loss)
Net Investment Income (Loss)		(11,616)
Net Realized Gain (Loss) from Investments in Ether Sold for Sponsor Fee and Redemptions		(4,952)
Net Change in Unrealized Gain (Loss) from Investments in Ether		5,563,533
Net Income (Loss)		5,546,965
Net Change in Shareholders' Equity	160,000	8,915,156
Balance at June 30, 2025	913,000	$22,649,742

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statement of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2025

(Unaudited)

		Total
	Shares	Shareholders' Equity
Balance at December 31, 2024	708,000	$23,563,253
Purchases of Shares	275,000	6,425,219
Redemption of Shares	(70,000)	(1,450,909)
Net Increase (Decrease) due to Share Transactions	205,000	4,974,310
Net Income (Loss)
Net Investment Income (Loss)		(24,039)
Net Realized Gain (Loss) from Investments in Ether Sold to Pay Sponsor Fee		(861,857)
Net Change in Unrealized Gain (Loss) from Investments in Ether		(5,001,925)
Net Income (Loss)		(5,887,821)
Net Change in Shareholders' Equity	205,000	(913,511)
Balance at June 30, 2025	913,000	$22,649,742

Invesco Galaxy Ethereum ETF

Statement of Changes in Shareholders’ Equity

For the Period June 17, 2024 to June 30, 2024

(Unaudited)

		Total
	Shares	Shareholders' Equity
Balance at June 17, 2024	—	$—
Purchases of Shares	4,000	100,000
Redemption of Shares	—	—
Net Increase (Decrease) due to Share Transactions	4,000	100,000
Net Income (Loss)
Net Investment Income (Loss)		—
Net Realized Gain (Loss) on Ether Deposits		—
Net Change in Unrealized Gain (Loss) on Ether Deposits		—
Net Income (Loss)		—
Net Change in Shareholders' Equity	4,000	100,000
Balance at June 30, 2024	4,000	$100,000

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statement of Cash Flows

For the Six Months Ended June 30, 2025 and For the Period June 17, 2024 to June 30, 2024

(Unaudited)

	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$(5,887,821)	$—
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of ether purchased	(6,425,219)	—
Proceeds from ether sold to pay Sponsor Fee	25,314	—
Proceeds from ether sold for Redemptions	1,450,911
Net Realized (Gain) Loss from Investments in Ether Sold to pay Sponsor Fee	7,802	—
Net Realized (Gain) Loss on Investments in Ether Sold for Redemptions	854,055
Net Change in Unrealized (Gain) Loss from Investments in Ether	5,001,925	—
Change in operating assets and liabilities:		—
Accrued Sponsor's fees	(1,277)	—
Net cash provided by (used in) operating activities	(4,974,310)	—
Cash flows from financing activities:
Proceeds from purchases of Shares	6,425,219	100,000
Redemption of Shares	(1,450,909)	—
Net cash provided by (used in) financing activities	4,974,310	100,000
Net change in cash	—	100,000
Cash at beginning of period	—	—
Cash at end of period	$—	$100,000

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Notes to Unaudited Financial Statements

June 30, 2025

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

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2025 and the period June 17, 2024 to June 30, 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on February 28, 2025.

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

D.
Cash and Cash Equivalents

The Trust defines cash as cash held by the Cash Custodian (as defined below). There were no cash equivalents held by the Trust as of June 30, 2025 and December 31, 2024.

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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor Fee (defined herein). These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in Section G of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business. The only expenses of the Trust during the three and six months ended June 30, 2025 were the Sponsor Fee.

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

The Trust pays the Sponsor a unified fee (the “Sponsor Fee”) in an amount equal to 0.25% per annum of the daily total net assets of the Trust as compensation for services performed under the Trust Agreement. The Sponsor Fee is accrued daily and paid monthly in arrears on the first day the Exchange is open for regular trading (a “Business Day”) of the month in U.S. dollars, and is calculated by the Administrator. The Sponsor also paid the costs of the Trust’s organization.

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

As of June 30, 2025, the investments in this Trust were valued based on Level 1 inputs. The levels assigned to the investment valuations may not be an indication of the risk or liquidity associated with investing in those investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

Note 7 – Investments in Ether

The Trust expects to purchase or sell ether in connection with cash creation or redemption transactions, and may sell ether to pay certain expenses, including the Sponsor Fee. The following is a summary of the transactions in, and earnings from, investments in ether for the three and six months ended June 30, 2025.

Fair Value
Opening Balance as of 03/31/2025	$13,737,936
Purchases at Cost	3,368,191
Proceeds from Sales to Pay Sponsor Fee	(10,246)
Proceeds from ether sold for Redemptions	—
Change in Unrealized Appreciation (Depreciation)	5,563,533
Net Realized (Gain) Loss from Investments in Ether Sold to pay Sponsor Fee	(4,952)
Net Realized (Gain) Loss on Investments in Ether Sold for Redemptions	—
Ending Balance as of 06/30/2025	$22,654,462

Fair Value
Opening Balance as of 12/31/2024	$23,569,250
Purchases at Cost	6,425,219
Proceeds from Sales to Pay Sponsor Fee	(25,314)
Proceeds from ether sold for Redemptions	(1,450,911)
Change in Unrealized Appreciation (Depreciation)	(5,001,925)
Net Realized (Gain) Loss from Investments in Ether Sold to pay Sponsor Fee	(7,802)
Net Realized (Gain) Loss on Investments in Ether Sold for Redemptions	(854,055)
Ending Balance as of 06/30/2025	$22,654,462

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

Note 10 – Financial Highlights

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Trust divided by the number of outstanding Shares at the date of each respective period presented.

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
	2025	2025
Net Asset Value
Net asset value per Share, beginning of period	$18.24	$33.28
Net realized and change in unrealized gain (loss) on investments in Ether (a)	6.58	(8.44)
Net investment income (loss) (b)	(0.01)	(0.03)
Net income (loss)	6.57	(8.47)
Net asset value per Share, end of period (c)	$24.81	$24.81
Market value per Share, beginning of period (d)	$18.24	$33.39
Market value per Share, end of period (d)	$25.13	$25.13

Ratio to average Net Assets (e)
Net Investment income (loss)	(0.25)%	(0.25)%
Expenses	0.25%	0.25%
Total Return, at net asset value (f)	36.02%	(25.45)%
Total Return, at market value (f)	37.77%	(24.74)%

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust's financial condition as of June 30, 2025, and its results of operations for the period January 1, 2025 through June 30, 2025. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Report.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(5.0) million and $0.0 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, $6.4 million was paid to purchase ether and $1.5 million was received from sales of ether for redemptions.

Financing Activities

The Trust’s net cash flow provided by (used in) financing activities was $5.0 million and $0.1 million during the six months ended June 30, 2025 and 2024, respectively. This included $6.4 million and $0.1 million from Shares purchased by Authorized Participants and $1.5 million and $0.0 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2025 and 2024, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

The following graph illustrates the percentage changes in (i) the market price of the Shares (as reflected by the line “Market”), (ii) the Trust’s NAV (as reflected by the line “NAV”), and (iii) the closing levels of the Benchmark (as reflected by the line “Lukka Prime Reference Rate (USD)”). There can be no assurance that the price of the Shares or the Trust’s NAV will exceed the Benchmark levels.

No representation is being made that the Benchmark will or is likely to achieve closing levels consistent with or similar to those set forth herein.

COMPARISON OF MARKET, NAV AND LUKKA PRIME ETHEREUM REFERENCE RATE (USD)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025

QETH - For the Three Months Ended June 30, 2025
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
Percentage Change
3/31/2025
6/30/2025
Date
NAV
Market
Lukka Prime Ethereum Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

QETH - For the Six Months Ended June 30, 2025
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
-50.00%
-60.00%
Percentage Change
12/31/2024
6/30/2025
Date
NAV
Market
Lukka Prime Ethereum Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

Trust Share Price Performance

For the three months ended June 30, 2025, the Exchange market value of each Share increased from $18.24 per Share to $25.13 per Share. The Share price low and high for the three months ended June 30, 2025 and related change from the Share price on March 31, 2025 was as follows: Shares traded at a low of $14.60 per Share (-19.96%) on April 8, 2025, and a high of $28.07 per Share (+53.93%) on June 11, 2025. The total return for the Trust on a market value basis was +37.77%.

Ethereum (ETH) posted a strong recovery in the second quarter of 2025, climbing over 35% and delivering meaningful gains for the Trust. The rebound followed a challenging first quarter and was largely driven by improving investor sentiment after President Trump delayed the implementation of his “Liberation Day” tariffs by 90 days, easing macroeconomic pressures. A surge in stablecoin issuance and the expansion of real-world asset tokenization also helped boost demand across the Ethereum ecosystem. Staking activity reached all-time highs, introducing deflationary dynamics that supported price momentum and underscored long-term conviction among holders. Confidence was further reinforced by progress on the Guiding and Establishing National Innovation for U.S. Stablecoins Act (GENIUS Act), signaling a more constructive regulatory environment. Meanwhile, the Pectra upgrade, with enhancements to security, user experience, and scalability, marked Ethereum’s most significant enhancement since its transition to Proof-of-Stake and was well received by the market. Institutional interest in Ethereum also continued to build, contributing to positive momentum throughout the quarter.

For the six months ended June 30, 2025, the Exchange market value of each Share decreased from $33.39 per Share to $25.13 per Share. The Share price low and high for the six months ended June 30, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $14.60 per Share (-56.28%) on April 8, 2025, and a high of $36.82 per Share (+10.29%) on January 6, 2025. The total return for the Trust on a market value basis was -24.74%.

Ethereum (ETH) experienced a volatile first half of 2025, with sharp losses in the first quarter followed by a strong rebound in the second quarter. Ether declined by over 45% in the first quarter, driven by deteriorating macroeconomic conditions, a broad selloff in risky assets, and the ByBit hack in late February, which severely dented investor confidence in the Ethereum network. Despite these headwinds, the second quarter saw a meaningful recovery, with ether rising more than 35% as broad market risk sentiment improved. The delay of President Trump’s “Liberation Day” tariffs helped ease market pressures, while a surge in stablecoin issuance, real-world asset tokenization, and record high staking activity supported renewed demand. Regulatory developments also played a key role, with continued momentum from the President’s “Strengthening American Leadership in Digital Financial Technology” executive order and progress on the GENIUS Act reinforcing optimism. The Pectra upgrade, Ethereum’s most notable improvement since its transition to Proof-of-Stake, further boosted confidence with enhancements to security, user experience, and scalability. Lastly, institutional participation continued to grow as illustrated by renewed inflows into U.S. spot Ethereum exchange-traded products in the second quarter, helping ether regain its ground.

Trust Share Net Asset Performance

For the three months ended June 30, 2025, the NAV of each Share increased from $18.24 per Share to $25.10 per Share. The rising price of ether during the three months ended June 30, 2025 contributed to an overall 37.70% increase in the level of the Benchmark. The total return for the Trust on a NAV basis was +37.61%.

Net income (loss) for the three months ended June 30, 2025 was $5.5 million, primarily resulting from net change in unrealized gain (loss) of $5.6 million.

For the six months ended June 30, 2025, the NAV of each Share decreased from $33.37 per Share to $25.10 per Share. The falling price of ether during the three months ended June 30, 2025 contributed to an overall 24.67% decrease in the level of the Benchmark. The total return for the Trust on a NAV basis was -24.78%.

Net income (loss) for the six months ended June 30, 2025 was $(5.9) million, primarily resulting from net realized gain (loss) of $(0.9) million and net change in unrealized gain (loss) of $(5.0) million.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

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

Certain changes in the U.S. economy in particular, such as when the U.S. economy weakens or when its financial markets decline, may have a material adverse effect on global financial markets as a whole. Increasingly strained relations between the U.S. and foreign countries, including as a result of economic sanctions and tariffs, may also adversely affect digital asset markets. A decrease in U.S. imports or exports, changes in trade regulations, including the threat or actual imposition of tariffs, trade wars or other economic sanctions on traditional allies or adversaries and their responses thereto, inflation, and/or an economic recession in the U.S. may have a material adverse affect on the U.S. economy, global financial markets as a whole and the digital asset market to which the Trust has exposure. Proposed and adopted policy and legislative actions in the U.S. may impact many aspects of financial and other regulations and may have a significant effect, including potentially adversely, on U.S. markets generally. The continued maintenance of elevated debt levels by the U.S. government as projected by governmental agencies and non-governmental organizations, or the imposition of U.S. austerity measures, could potentially constrain future economic growth and the ability to effectively respond to economic downturns. If these trends were to continue, they could adversely impact the U.S. economy, global financial markets as a whole and the digital asset markets in particular.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Creation Baskets from Authorized Participants. During the three months ended June 30, 2025, the Trust's redemption of Creation Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2025 to April 30, 2025	—	$—
May 1, 2025 to May 31, 2025	—	$—
June 1, 2025 to June 30, 2025	—	$—
Total	—	$—

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco Galaxy Ethereum ETF — June 30, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco Galaxy Ethereum ETF — June 30, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco Galaxy Ethereum ETF — December 31, 2024 (Unaudited), (iv) the Statement of Income and Expenses of Invesco Galaxy Ethereum ETF — For the Three and Six Months Ended June 30, 2025 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco Galaxy Ethereum ETF — For the Three Months Ended June 30, 2025 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco Galaxy Ethereum ETF — For the Six Months Ended June 30, 2025 (Unaudited), (vii) the Statement of Changes in Shareholders’ Equity of Invesco Galaxy Ethereum ETF — For the Period June 17, 2024 to June 30, 2024 (Unaudited), (viii) the Statement of Cash Flows of Invesco Galaxy Ethereum ETF — For the Six Months Ended June 30, 2025 (Unaudited) and (ix) Notes to Unaudited Financial Statements of Invesco Galaxy Ethereum ETF — June 30, 2025.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL

*	Filed herewith.
+	Furnished herewith.
[1]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed September 29, 2023, and incorporated herein by reference.
[2]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed May 31, 2024, and incorporated herein by reference.
[3]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed June 21, 2024, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Ethereum ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: August 7, 2025		By:	/S/BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 7, 2025		By:	/S/KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools