Form 10-Q
period 2025-09-30
Invesco Galaxy Ethereum ETF
filed 2025-11-07
CIK 1995569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Indicate the number of outstanding Shares as of September 30, 2025: 943,000

INVESCO GALAXY ETHEREUM ETF

QUARTER ENDED SEPTEMBER 30, 2025

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco Galaxy Ethereum ETF

Statements of Financial Condition

September 30, 2025 and December 31, 2024

(Unaudited)

	September 30,	December 31,
	2025	2024
Assets
Investments in Ether, at value (cost $26,555,707 and $19,846,885, respectively)	$38,997,371	$23,569,250
Total Assets	$38,997,371	$23,569,250
Liabilities
Payable for:
Accrued Sponsor’s fee	$7,512	$5,997
Total Liabilities	7,512	5,997
Commitments and Contingencies (Note 9)
Net Assets	$38,989,859	$23,563,253
Net assets consist of:
Paid-in-capital	$26,647,753	$19,469,136
Distributable earnings (loss)	12,342,106	4,094,117
	$38,989,859	$23,563,253
Shares outstanding	943,000	708,000
Net asset value per share	$41.35	$33.28
Market value per share	$41.48	$33.39

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Schedule of Investments

September 30, 2025

(Unaudited)

Description	Quantity	Cost	Fair Value	% of Net Assets
Cryptocurrency
Ether	9,403	$26,555,707	$38,997,371	100.02%
Total Investments	9,403	$26,555,707	$38,997,371	100.02%
Other Assets Less Liabilities			$(7,512)	(0.02)%
Net assets			$38,989,859	100.00%

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

Invesco Galaxy Ethereum ETF

Statements of Income and Expenses

For the Three Months Ended September 30, 2025 and 2024, the Nine Months Ended September 2025,

and the Period June 17, 2024 to September 30, 2024

(Unaudited)

	Three Months Ended		Nine Months Ended	For the Period June 17, 2024 to
	September 30,		September 30,	September 30,
	2025	2024	2025	2024
Income
Total Income	$—	$—	$—	$—
Expenses
Sponsor fee	21,832	5,976	45,871	5,976
Total Expenses	21,832	5,976	45,871	5,976
Net Investment Income (Loss)	(21,832)	(5,976)	(45,871)	(5,976)
Net Realized and Net Change in Unrealized Gain (Loss)
Net Realized Gain (Loss) from
Investments in Ether Sold to Pay Sponsor Fee	(1,438)	(1,455)	(9,240)	(1,455)
Investments in Ether Sold for Redemptions	437,856	—	(416,199)	—
Net Realized Gain (Loss)	436,418	(1,455)	(425,439)	(1,455)
Net Change in Unrealized Gain (Loss) from Investments in Ether	13,721,224	(3,514,876)	8,719,299	(3,514,876)
Net Realized and Net Change in Unrealized Gain (Loss) from Investments in Ether	14,157,642	(3,516,331)	8,293,860	(3,516,331)
Net Income (Loss)	$14,135,810	$(3,522,307)	$8,247,989	$(3,522,307)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statement of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2025 and 2024

(Unaudited)

		Total
	Shares	Shareholders' Equity
Balance at June 30, 2025	913,000	$22,649,742
Purchases of Shares	660,000	26,961,783
Redemption of Shares	(630,000)	(24,757,476)
Net Increase (Decrease) due to Share Transactions	30,000	2,204,307
Net Income (Loss)
Net Investment Income (Loss)		(21,832)
Net Realized Gain (Loss) from Investments in Ether Sold for Sponsor Fee and Redemptions		436,418
Net Change in Unrealized Gain (Loss) from Investments in Ether		13,721,224
Net Income (Loss)		14,135,810
Net Change in Shareholders' Equity	30,000	16,340,117
Balance at September 30, 2025	943,000	$38,989,859

		Total
	Shares	Shareholders' Equity
Balance at June 30, 2024	4,000	$100,000
Purchases of Shares	783,000	23,895,890
Redemption of Shares	(4,000)	(100,000)
Net Increase (Decrease) due to Share Transactions	779,000	23,795,890
Net Income (Loss)
Net Investment Income (Loss)		(5,976)
Net Realized Gain (Loss) from Investments in Ether Sold for Sponsor Fee and Redemptions		(1,455)
Net Change in Unrealized Gain (Loss) from Investments in Ether		(3,514,876)
Net Income (Loss)		(3,522,307)
Net Change in Shareholders' Equity	779,000	20,273,583
Balance at September 30, 2024	783,000	$20,373,583

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statement of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2025 and

the Period June 17, 2024 to September 30, 2024

(Unaudited)

		Total
	Shares	Shareholders' Equity
Balance at December 31, 2024	708,000	$23,563,253
Purchases of Shares	935,000	33,387,002
Redemption of Shares	(700,000)	(26,208,385)
Net Increase (Decrease) due to Share Transactions	235,000	7,178,617
Net Income (Loss)
Net Investment Income (Loss)		(45,871)
Net Realized Gain (Loss) from Investments in Ether Sold for Sponsor Fee and Redemptions		(425,439)
Net Change in Unrealized Gain (Loss) from Investments in Ether		8,719,299
Net Income (Loss)		8,247,989
Net Change in Shareholders' Equity	235,000	15,426,606
Balance at September 30, 2025	943,000	$38,989,859

		Total
	Shares	Shareholders' Equity
Balance at June 17, 2024	—	$—
Purchases of Shares	787,000	23,995,890
Redemption of Shares	(4,000)	(100,000)
Net Increase (Decrease) due to Share Transactions	783,000	23,895,890
Net Income (Loss)
Net Investment Income (Loss)		(5,976)
Net Realized Gain (Loss) from Investments in Ether Sold for Sponsor Fee and Redemptions		(1,455)
Net Change in Unrealized Gain (Loss) from Investments in Ether		(3,514,876)
Net Income (Loss)		(3,522,307)
Net Change in Shareholders' Equity	783,000	20,373,583
Balance at September 30, 2024	783,000	$20,373,583

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statement of Cash Flows

For the Nine Months Ended September 30, 2025 and the Period June 17, 2024 to September 30, 2024

(Unaudited)

	2025	2024
Cash flows from operating activities:
Net Income (Loss)	$8,247,989	$(3,522,307)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of ether purchased	(33,385,860)	(23,895,889)
Proceeds from ether sold to pay Sponsor Fee	44,355	3,378
Proceeds from ether sold for Redemptions	26,207,244	—
Net Realized (Gain) Loss from Investments in Ether Sold to pay Sponsor Fee	9,240	1,455
Net Realized (Gain) Loss from Investments in Ether Sold for Redemptions	416,199	—
Net Change in Unrealized (Gain) Loss from Investments in Ether	(8,719,299)	3,514,876
Change in operating assets and liabilities:
Accrued Sponsor's fees	1,515	2,597
Net cash provided by (used in) operating activities	(7,178,617)	(23,895,890)
Cash flows from financing activities:
Proceeds from purchases of Shares	33,387,002	23,995,890
Redemption of Shares	(26,208,385)	(100,000)
Net cash provided by (used in) financing activities	7,178,617	23,895,890
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Notes to Unaudited Financial Statements

September 30, 2025

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2025, the three months ended September 30, 2024 and the period June 17, 2024 to September 30, 2024. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the SEC. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on February 28, 2025.

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

D.
Cash and Cash Equivalents

The Trust defines cash as cash held by the Cash Custodian (as defined below). There were no cash equivalents held by the Trust as of September 30, 2025 and December 31, 2024.

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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor Fee (defined herein). These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in Section G of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business. The only expenses of the Trust during the three and nine months ended September 30, 2025, the three months ended September 30, 2024 and the period June 17, 2024 to September 30, 2024 were the Sponsor Fee.

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

As of September 30, 2025, the investments in this Trust were valued based on Level 1 inputs. The levels assigned to the investment valuations may not be an indication of the risk or liquidity associated with investing in those investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

Note 7 – Investments in Ether

The Trust expects to purchase or sell ether in connection with cash creation or redemption transactions, and may sell ether to pay certain expenses, including the Sponsor Fee.

The following is a summary of the transactions in, and earnings from, investments in ether for the three and nine months ended September 30, 2025.

Fair Value
Opening Balance as of 06/30/2025	$22,654,462
Purchases at Cost	26,960,641
Proceeds from Sales to Pay Sponsor Fee	(19,041)
Proceeds from ether sold for Redemptions	(24,756,333)
Change in Unrealized Appreciation (Depreciation)	13,721,224
Net Realized (Gain) Loss from Investments in Ether Sold to pay Sponsor Fee	(1,438)
Net Realized (Gain) Loss from Investments in Ether Sold for Redemptions	437,856
Ending Balance as of 09/30/2025	$38,997,371

Fair Value
Opening Balance as of 12/31/2024	$23,569,250
Purchases at Cost	33,385,860
Proceeds from Sales to Pay Sponsor Fee	(44,355)
Proceeds from ether sold for Redemptions	(26,207,244)
Change in Unrealized Appreciation (Depreciation)	8,719,299
Net Realized (Gain) Loss from Investments in Ether Sold to pay Sponsor Fee	(9,240)
Net Realized (Gain) Loss from Investments in Ether Sold for Redemptions	(416,199)
Ending Balance as of 09/30/2025	$38,997,371

The following is a summary of the transactions in, and earnings from, investments in ether for the three months ended September 30, 2024 and the period June 17, 2024 to September 30, 2024.

Fair Value
Opening Balance as of 06/30/2024	$—
Purchases at Cost	23,895,889
Proceeds from Sales to Pay Sponsor Fee	(3,378)
Proceeds from ether sold for Redemptions	—
Change in Unrealized Appreciation (Depreciation)	(3,514,876)
Net Realized (Gain) Loss from Investments in Ether Sold to pay Sponsor Fee	(1,455)
Net Realized (Gain) Loss from Investments in Ether Sold for Redemptions	—
Ending Balance as of 09/30/2024	$20,376,180

Fair Value
Opening Balance as of 06/17/2024	$—
Purchases at Cost	23,895,889
Proceeds from Sales to Pay Sponsor Fee	(3,378)
Proceeds from ether sold for Redemptions	—
Change in Unrealized Appreciation (Depreciation)	(3,514,876)
Net Realized (Gain) Loss from Investments in Ether Sold to pay Sponsor Fee	(1,455)
Net Realized (Gain) Loss from Investments in Ether Sold for Redemptions	—
Ending Balance as of 09/30/2024	$20,376,180

Note 8 – Share Purchases and Redemptions

The Trust will process all creations and redemptions of Shares in transactions with Authorized Participants. When the Trust issues or redeems its Shares, it will do so only in Creation Baskets based on the quantity of ether attributable to each Share of the Trust (net of accrued but unpaid Sponsor fees and any accrued but unpaid expenses or liabilities). Creation and redemption transactions take place in cash, but in the future, the Trust may permit or require creation and redemption transactions to take place in-kind. Authorized Participants are the only persons that may place orders to create and redeem Creation Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks or other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) participants in DTC such as banks, dealers and trust companies (“DTC Participants”). To become an Authorized Participant, a person must enter into an Authorized Participant Agreement.

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

Note 10 – Financial Highlights

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2025 and the period July 22, 2024 to September 30, 2024. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Trust divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended	Nine Months Ended	For the Period July 22, 2024 (the effective date of the Trust's registration statement) to
	September 30,	September 30,	September 30,
	2025	2025	2024
Net Asset Value
Net asset value per Share, beginning of period	$24.81	$33.28	$35.25
Net realized and change in unrealized gain (loss) on investments in Ether (a)	16.56	8.13	(9.22)
Net investment income (loss) (b)	(0.02)	(0.06)	(0.01)
Net income (loss)	16.54	8.07	(9.23)
Net asset value per Share, end of period (c)	$41.35	$41.35	$26.02
Market value per Share, beginning of period (d)	$25.13	$33.39	$34.60
Market value per Share, end of period (d)	$41.48	$41.48	$25.94

Ratio to average Net Assets (e)
Net Investment income (loss)	(0.25)%	(0.25)%	(0.25)%
Expenses	0.25%	0.25%	0.25%
Total Return, at net asset value (f)(g)	66.67%	24.25%	(26.18)%
Total Return, at market value (f)(g)	65.06%	24.23%	(25.03)%

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

Note 11 - Subsequent Event

Pursuant to a prospectus amendment declared effective on September 30, 2025, the Trust may begin to allow for creation and redemption transactions to take place in exchange for ether in-kind as an alternative to cash creations and redemptions. As of November 6, 2025, the Trust has not yet begun accepting in-kind orders, but may do so at any time, in the Sponsor’s sole discretion. When purchasing Creation Baskets in-kind with ether, Authorized Participants deliver ether to the Ethereum Custodian. After confirming receipt of the ether by the Ethereum Custodian, the Transfer Agent is authorized by the Sponsor to issue Creation Baskets of Shares to the creating Authorized Participant in satisfaction of the creation order. When redeeming Creation Baskets in-kind for ether, the Transfer Agent redeems the Shares and the Ethereum Custodian distributes the resulting ether to the redeeming Authorized Participant in satisfaction of the redemption order.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust's financial condition as of September 30, 2025, and its results of operations for the three and nine months ended September 30, 2025 and the period July 23, 2024 to September 30, 2024. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Report.

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

As of the date of this Report, each of ABN AMRO Clearing Chicago LLC, BNY Mellon Capital Markets, LLC, Citadel Securities LLC, Goldman Sachs & Co., Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Macquarie Capital (USA) Inc. and Virtu Americas LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $(7.2) million and $(23.9) million for the nine months ended September 30, 2025 and the period June 17, 2024 to September 30, 2024, respectively. During the nine months ended September 30, 2025, $33.4 million was paid to purchase ether and $26.2 million was received from sales of ether for redemptions. During the period June 17, 2024 to September 30, 2024, $23.9 million was paid to purchase ether and $0 million was received from sales of ether for redemptions.

Financing Activities

The Trust’s net cash flow provided by (used in) financing activities was $7.2 million and $23.9 million during the nine months ended September 30, 2025 and the period June 17, 2024 to September 30, 2024, respectively. This included $33.4 million and $24.0 million from Shares purchased by Authorized Participants and $26.2 million and $0.1 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2025 and the period June 17, 2024 to September 30, 2024, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD JULY 23, 2024 TO SEPTEMBER 30, 2024

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

COMPARISON OF MARKET, NAV AND LUKKA PRIME ETHEREUM REFERENCE RATE (USD)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND FOR THE PERIOD JULY 23, 2024 TO SEPTEMBER 30, 2024

QETH - For the Three Months Ended September 30, 2025
100.00%
80.00%
60.00%
40.00%
20.00%
0.00%
-20.00%
Percentage Change
6/30/2025
9/30/2025
Date
NAV
Market
Lukka Prime Ethereum Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

QETH - For the Nine Months Ended September 30, 2025
60.00%
40.00%
20.00%
0.00%
-20.00%
-40.00%
-60.00%
-80.00%
Percentage Change
12/31/2024
9/30/2025
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
Market
Lukka Prime Ethereum Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

Trust Share Price Performance

For the three months ended September 30, 2025, the Exchange market value of each Share increased from $25.13 per Share to $41.48 per Share. The Share price low and high for the three months ended September 30, 2025 and related change from the Share price on June 30, 2025 was as follows: Shares traded at a low of $23.98 per Share (-4.58%) on July 1, 2025, and a high of $48.23 per Share (+91.92%) on August 22, 2025. The total return for the Trust on a market value basis was +65.06%.

Ethereum was a standout in the third quarter of 2025, rallying by over 65%, far outpacing bitcoin’s 7% gain. Crypto broadly benefited from supportive regulatory developments, particularly the passage of the Guiding and Establishing National Innovation for US Stablecoins (GENIUS) Act, which solidified the regulation of stablecoins and put Ethereum at the forefront given it is the leading platform for stablecoins. Corporate launches of new layer-1 networks, President Trump's executive order permitting retirement accounts to hold digital assets, and a more positive macroeconomic backdrop leading into the September Federal Reserve (Fed) rate cut also provided optimism for digital assets. US exchange-traded product (“ETP”) inflows also continued to pick up.

For the nine months ended September 30, 2025, the Exchange market value of each Share increased from $33.39 per Share to $41.48 per Share. The Share price low and high for the nine months ended September 30, 2025 and related change from the Share price on December 31, 2024 was as follows: Shares traded at a low of $14.60 per Share (-56.27%) on April 8, 2025, and a high of $48.23 per Share (+44.44%) on August 22, 2025. The total return for the Trust on a market value basis was +24.23%.

Ethereum posted positive results of over 25% in the first three quarters of 2025. While it experienced sharp losses in the first quarter of 2025 of over 45% due to deteriorating macroeconomics and a broad selloff in digital assets, as well as the ByBit hack feeding negative sentiment on crypto, prices rebounded strongly in the second and third quarters. Growing institutional demand and ETP inflows amid improving risk appetite and the resumption of Fed easing drove positive momentum. The Pectra upgrade in the second quarter of 2025 also significantly improved investor confidence in the Ethereum network. Lastly, the US regulatory environment was a tailwind, particularly in July when the GENIUS Act was adopted, establishing a federal regulatory regime for stablecoins and Ethereum is the leading blockchain platform for stablecoins.

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

Trust Share Net Asset Performance

For the three months ended September 30, 2025, the NAV of each Share increased from $25.10 per Share to $41.49 per Share. The rising price of ether during the three months ended September 30, 2025 contributed to an overall 65.39% increase in the level of the Benchmark. The total return for the Trust on a NAV basis was +65.30%.

Net income (loss) for the three months ended September 30, 2025 was $14.1 million, primarily resulting from net realized gain (loss) of $0.4 million and net change in unrealized gain (loss) of $13.7 million.

For the nine months ended September 30, 2025, the NAV of each Share increased from $33.37 per Share to $41.49 per Share. The rising price of ether during the nine months ended September 30, 2025 contributed to an overall 24.58% increase in the level of the Benchmark. The total return for the Trust on a NAV basis was +24.33%.

Net income (loss) for the nine months ended September 30, 2025 was $8.2 million, primarily resulting from net realized gain (loss) of $(0.4) million and net change in unrealized gain (loss) of $8.7 million.

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

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Sponsor to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period covered by this report. A description of the valuation of ether, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of Ether,” above. In addition, please refer to Note 2 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Part II, Item 7 – “Management’s Discussions and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates” in the Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on February 28, 2025.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 1A. Risk Factors.

Except for the modified risk factor set forth below, there have been no material changes from risk factors as previously disclosed in the Trust's Annual Report on Form 10-K for the period ended December 31, 2024, filed with the SEC on February 28, 2025.

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

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Creation Baskets from Authorized Participants. During the three months ended September 30, 2025, the Trust's redemption of Creation Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2025 to July 31, 2025	—	$—
August 1, 2025 to August 31, 2025	420,000	$37.75
September 1, 2025 to September 30, 2025	210,000	$42.40
Total	630,000	$39.30

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco Galaxy Ethereum ETF — September 30, 2025 and December 31, 2024 (Unaudited), (ii) the Schedule of Investments of Invesco Galaxy Ethereum ETF — September 30, 2025 (Unaudited), (iii) the Schedule of Investments of Invesco Galaxy Ethereum ETF — December 31, 2024 (Unaudited), (iv) the Statement of Income and Expenses of Invesco Galaxy Ethereum ETF — For the Three Months Ended September 30, 2025 and 2024, the Nine Months Ended September 2025 and the Period June 17, 2024 to September 30, 2024 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco Galaxy Ethereum ETF — For the Three Months Ended September 30, 2025 and 2024 (Unaudited), (vi) the Statement of Changes in Shareholders’ Equity of Invesco Galaxy Ethereum ETF — For the Nine Months Ended September 30, 2025 and the Period June 17, 2024 to September 30, 2024 (Unaudited), (vii) the Statement of Cash Flows of Invesco Galaxy Ethereum ETF — For the Nine Months Ended September 30, 2025 and the Period June 17, 2024 to September 30, 2024 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco Galaxy Ethereum ETF — September 30, 2025.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL

*	Filed herewith.
+	Furnished herewith.
[1]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed September 29, 2023, and incorporated herein by reference.
[2]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed May 31, 2024, and incorporated herein by reference.
[3]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed June 21, 2024, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Ethereum ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: November 6, 2025		By:	/S/BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 6, 2025		By:	/S/KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools