Form 10-Q
period 2026-03-31
Invesco Galaxy Ethereum ETF
filed 2026-05-07
CIK 1995569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Indicate the number of outstanding Shares as of March 31, 2026: 903,000

INVESCO GALAXY ETHEREUM ETF

QUARTER ENDED MARCH 31, 2026

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco Galaxy Ethereum ETF

Statements of Financial Condition

March 31, 2026 and December 31, 2025

(Unaudited)

	March 31,	December 31,
	2026	2025
Assets
Investments in Ether, at value (cost $19,374,816 and $22,471,959, respectively)	$18,900,294	$25,853,745
Total Assets	$18,900,294	$25,853,745
Liabilities
Payable for:
Accrued Sponsor Fee	$4,313	$5,564
Total Liabilities	4,313	5,564
Commitments and Contingencies (Note 9)
Net Assets	$18,895,981	$25,848,181
Net assets consist of:
Paid-in-capital	$24,104,228	$23,562,084
Distributable earnings (loss)	(5,208,247)	2,286,097
	$18,895,981	$25,848,181
Shares outstanding	903,000	873,000
Net asset value per share	$20.93	$29.61
Market value per share	$20.86	$29.59

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Schedule of Investments

March 31, 2026

(Unaudited)

Description	Quantity	Cost	Fair Value	% of Net Assets
Cryptocurrency
Ether	8,992	$19,374,816	$18,900,294	100.02%
Total Investments	8,992	$19,374,816	$18,900,294	100.02%
Other Assets Less Liabilities			$(4,313)	(0.02)%
Net assets			$18,895,981	100.00%

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

Invesco Galaxy Ethereum ETF

Statements of Income and Expenses

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended
	March 31,
	2026	2025
Income
Total Income	$—	$—
Expenses
Sponsor Fee	14,251	12,423
Total Expenses	14,251	12,423
Net Investment Income (Loss)	(14,251)	(12,423)
Net Realized and Net Change in Unrealized Gain (Loss)
Net Realized Gain (Loss) on
Investments in Ether Sold to Pay Sponsor Fee	(3,374)	(2,850)
Investments in Ether Sold for Redemptions	(3,620,411)	(854,055)
Net Realized Gain (Loss)	(3,623,785)	(856,905)
Net Change in Unrealized Gain (Loss) on Investments in Ether	(3,856,308)	(10,565,458)
Net Realized and Net Change in Unrealized Gain (Loss) on Investments in Ether	(7,480,093)	(11,422,363)
Net Income (Loss)	$(7,494,344)	$(11,434,786)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statements of Changes in Shareholders’ Equity

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

		Total
	Shares	Shareholders' Equity
Balance at December 31, 2025	873,000	$25,848,181
Purchases of Shares	490,000	9,837,984
Redemption of Shares	(460,000)	(9,295,840)
Net Increase (Decrease) due to Share Transactions	30,000	542,144
Net Income (Loss)
Net Investment Income (Loss)		(14,251)
Net Realized Gain (Loss) on Investments in Ether Sold for Sponsor Fee and Redemptions		(3,623,785)
Net Change in Unrealized Gain (Loss) on Investments in Ether		(3,856,308)
Net Income (Loss)		(7,494,344)
Net Change in Shareholders' Equity	30,000	(6,952,200)
Balance at March 31, 2026	903,000	$18,895,981

		Total
	Shares	Shareholders' Equity
Balance at December 31, 2024	708,000	$23,563,253
Purchases of Shares	115,000	3,057,028
Redemption of Shares	(70,000)	(1,450,909)
Net Increase (Decrease) due to Share Transactions	45,000	1,606,119
Net Income (Loss)
Net Investment Income (Loss)		(12,423)
Net Realized Gain (Loss) on Investments in Ether Sold for Sponsor Fee and Redemptions		(856,905)
Net Change in Unrealized Gain (Loss) on Investments in Ether		(10,565,458)
Net Income (Loss)		(11,434,786)
Net Change in Shareholders' Equity	45,000	(9,828,667)
Balance at March 31, 2025	753,000	$13,734,586

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	2026	2025

Cash flows from operating activities:
Net Income (Loss)	$(7,494,344)	$(11,434,786)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of Ether purchased	(9,838,015)	(3,057,028)
Proceeds from Ether sold to pay Sponsor Fee	15,501	15,068
Proceeds from Ether sold for Redemptions	9,295,872	1,450,911
Net Realized (Gain) Loss on Investments in Ether Sold to pay Sponsor Fee	3,374	2,850
Net Realized (Gain) Loss on Investments in Ether Sold for Redemptions	3,620,411	854,055
Net Change in Unrealized (Gain) Loss on Investments in Ether	3,856,308	10,565,458
Change in operating assets and liabilities:
Accrued Sponsor Fee	(1,251)	(2,647)
Net cash provided by (used in) operating activities	(542,144)	(1,606,119)
Cash flows from financing activities:
Proceeds from purchases of Shares	9,837,984	3,057,028
Redemption of Shares	(9,295,840)	(1,450,909)
Net cash provided by (used in) financing activities	542,144	1,606,119
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Notes to Unaudited Financial Statements

March 31, 2026

Note 1 – Organization

Invesco Galaxy Ethereum ETF (the “Trust”) is a Delaware statutory trust formed on September 27, 2023, pursuant to the Delaware Statutory Trust Act (the “DSTA”). The Trust continuously issues common shares representing fractional undivided beneficial interest in and ownership of the Trust (“Shares”). The Trust operates pursuant to its Second Amended and Restated Declaration of Trust and Trust Agreement, dated as of June 21, 2024 (the “Trust Agreement”). CSC Delaware Trust Company, a Delaware trust company, is the Delaware trustee of the Trust (the “Trustee”). The Trust is managed and controlled by Invesco Capital Management LLC (the “Sponsor”).

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

This Quarterly Report (the “Report”) covers the three months ended March 31, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

D.
Cash and Cash Equivalents

The Trust defines cash as cash held by the Cash Custodian (as defined below). There were no cash equivalents held by the Trust as of March 31, 2026 and December 31, 2025.

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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor Fee (defined herein). These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in Section G of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business. The only expenses of the Trust during the three months ended March 31, 2026 and 2025 were the Sponsor Fee.

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

The Administrator

BNYM serves as the Trust’s Administrator. Under the trust administration and accounting agreement, the Administrator provides necessary administrative, tax and accounting services and financial reporting for the maintenance and operations of the Trust, including calculating the NAV of the Trust, determining the net assets of the Trust, and calculating the size of creation baskets.

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

Note 5 – Organization and Offering Costs

The Sponsor has agreed to pay the organizational and initial offering costs of the Trust and the Trust will not be obligated to reimburse the Sponsor. The organizational and initial offering costs include preparation and filing of incorporation documents, bylaws, declarations of trust, registration statements, board materials, state and federal registration of shares and audit fees. As a result, the Trust’s financial statements do not reflect these organizational and offering costs.

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

As of March 31, 2026 and December 31, 2025, the investments in this Trust were valued based on Level 1 inputs. The levels assigned to the investment valuations may not be an indication of the risk or liquidity associated with investing in those investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

Note 7 – Investments in Ether

The Trust expects to purchase or sell ether in connection with cash creation or redemption transactions, and may sell ether to pay certain expenses, including the Sponsor Fee.

The following is a summary of the transactions in, and earnings from, investments in ether for the three months ended March 31, 2026 and 2025.

Fair Value
Opening Balance as of 12/31/2025	$25,853,745
Purchases at Cost	9,838,015
Proceeds from Sales to Pay Sponsor Fee	(15,501)
Proceeds from Ether sold for Redemptions	(9,295,872)
Change in Unrealized Appreciation (Depreciation)	(3,856,308)
Net Realized Gain (Loss) on Investments in Ether Sold to pay Sponsor Fee	(3,374)
Net Realized Gain (Loss) on Investments in Ether Sold for Redemptions	(3,620,411)
Ending Balance as of 03/31/2026	$18,900,294

Fair Value
Opening Balance as of 12/31/2024	$23,569,250
Purchases at Cost	3,057,028
Proceeds from Sales to Pay Sponsor Fee	(15,068)
Proceeds from Ether sold for Redemptions	(1,450,911)
Change in Unrealized Appreciation (Depreciation)	(10,565,458)
Net Realized Gain (Loss) on Investments in Ether Sold to pay Sponsor Fee	(2,850)
Net Realized Gain (Loss) on Investments in Ether Sold for Redemptions	(854,055)
Ending Balance as of 03/31/2025	$13,737,936

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

Note 10 – Financial Highlights

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three months ended March 31, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Trust divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended March 31,
	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$29.61	$33.28
Net realized and change in unrealized gain (loss) on investments in Ether (a)	(8.67)	(15.02)
Net investment income (loss) (b)	(0.01)	(0.02)
Net income (loss)	(8.68)	(15.04)
Net asset value per Share, end of period (c)	$20.93	$18.24
Market value per Share, beginning of period (d)	$29.59	$33.39
Market value per Share, end of period (d)	$20.86	$18.24

Ratio to average Net Assets (e)
Net Investment income (loss)	(0.25)%	(0.25)%
Expenses	0.25%	0.25%
Total Return, at net asset value (f)	(29.32)%	(45.19)%
Total Return, at market value (f)	(29.50)%	(45.37)%

(a)
Net realized and change in unrealized gain (loss) on investments in Ether per share may not correlate with the Trust’s net realized and unrealized gain (loss) due to timing of shareholder transactions in relation to the fluctuating market values of the Trust's investments.
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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This information should be read in conjunction with the financial statements and notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q (the “Report”). This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. The matters discussed throughout this Report that are not historical facts are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or the negative of these terms or other comparable terminology. All statements (other than statements of historical fact) included in this Report that address activities, events or developments that will or may occur in the future, including such matters as movements in the digital asset markets, operations of Invesco Galaxy Ethereum ETF (the “Trust”), plans and references by Invesco Capital Management LLC (the “Sponsor”) to the Trust’s future success and other similar matters, are forward-looking statements. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses the Sponsor has made based on its perception of historical trends, technology developments regarding the use of ether and other digital assets, including the systems used by the Sponsor and Coinbase Custody Trust Company, LLC, the Trust’s Ethereum custodian (the “Ethereum Custodian”) in their provision of services to the Trust, current conditions and expected future developments, as well as other factors appropriate in the circumstances. Whether or not actual results and developments will conform to the Sponsor’s expectations and predictions, however, is subject to a number of risks and uncertainties, including the special considerations discussed in this Report, and the risks described in Part I, Item 1A. “Risk Factors” of the Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, and in other Securities and Exchange Commission (the “SEC”) filings by the Trust, as well as general economic, market and business conditions, changes in laws or regulations, including those concerning taxes, made by governmental authorities or regulatory bodies, and other economic and political developments. Consequently, all the forward-looking statements made in this Report are qualified by these cautionary statements, and there can be no assurance that actual results or developments the Sponsor anticipates will be realized or, even if substantially realized, that they will result in the expected consequences to, or have the expected effects on, the Trust’s operations or the value of its Shares. None of the Trust, the Sponsor, or the Trustee or their respective affiliates is under a duty to update any of the forward-looking statements to conform such statements to actual results or to a change in the Sponsor’s expectations or predictions.

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust's financial condition as of March 31, 2026, and its results of operations for the three months ended March 31, 2026 and 2025. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Report.

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

The Sponsor Fee is accrued daily and paid monthly in arrears in U.S. dollars, and is calculated by the Administrator. The Administrator calculates the Sponsor Fee on a daily basis by applying the 0.25% annualized rate to the Trust’s total net assets.

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

Except as noted below, the Sponsor has agreed to pay all of the Trust’s ordinary expenses out of the Sponsor’s unified fee, including, but not limited to, the Trustee’s fees, the fees of BNYM (for its services as the Administrator, Transfer Agent, and Cash Custodian), the fees of the Ethereum Custodian, the fees of the Execution Agent, Exchange listing fees, SEC registration fees, printing and mailing costs, legal costs and audit fees. The Sponsor’s payment of such Trust expenses is not subject to a cap. The Sponsor also paid the costs of the Trust’s organization.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(0.5) million and $(1.6) million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, $9.8 million was paid to purchase ether and $9.3 million was received from sales of ether for redemptions. During the three months ended March 31, 2025, $3.1 million was paid to purchase ether and $1.5 million was received from sales of ether for redemptions.

Financing Activities

The Trust’s net cash flow provided by (used in) financing activities was $0.5 million and $1.6 million during the three months ended March 31, 2026 and 2025, respectively. This included $9.8 million and $3.1 million from Shares purchased by Authorized Participants and $9.3 million and $1.5 million from Shares redeemed by Authorized Participants during the three months ended March 31, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

COMPARISON OF MARKET, NAV AND LUKKA PRIME ETHEREUM REFERENCE RATE (USD)

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

QETH - For the Three Months Ended March 31, 2026
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
-50.00%
Percentage Change
12/31/2025
3/31/2026
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
Market
Lukka Prime Ethereum Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

Trust Share Price Performance

For the three months ended March 31, 2026, the Exchange market value of each Share decreased from $29.59 per Share to $20.86 per Share. The Share price low and high for the three months ended March 31, 2026 and related change from the Share price on June 30, 2025 was as follows: Shares traded at a low of $18.51 per Share (-37.45%) on February 24, 2026, and a high of $33.73 per Share (+13.99%) on January 14, 2026. The total return for the Trust on a market value basis was -29.50%.

Ether declined nearly 30% during the first quarter of 2026, resulting in negative performance for the Trust. January and early February’s sharp selloff gave way to a more macro‑driven consolidation in February and March, as geopolitical tensions, tariff uncertainty, and mixed U.S. economic data kept risk appetite subdued and digital assets trading in compressed ranges. Ether fell to lows near $1,800 before stabilizing in the $2,050–$2,200 range, with weakness persisting despite record‑high network usage. Performance was further weighed down by broader deleveraging across crypto markets, early‑February outflows from spot crypto exchange-traded products, and cautious investor positioning. While prices and flows showed signs of stabilization toward quarter‑end, unfavorable price movements earlier in the quarter remained the primary driver of performance for the quarter.

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

Ether fell sharply in the first quarter of 2025, down over 50% and leading to significant losses for the Trust. While prices initially continued their year-end 2024 rally driven by the excitement from President Trump’s election, mounting economic concerns took the center stage for the rest of the quarter. The nosedive in U.S. financial markets eroded investor risk appetite which triggered a flight to safe havens and outflows from U.S. crypto ETPs. Another major headwind was the ByBit hack in late February, which dealt a heavy blow to ether because it was the digital asset that was exploited. This took a major toll on investor confidence in ether, and prevented it from regaining ground amid the broader market downturn. Despite the negative price action, regulatory progress for digital assets continued to provide optimism for the broader asset class. Most notably, President Trump signed the “Strengthening American Leadership in Digital Financial Technology” executive order, which ordered the establishment of a strategic bitcoin reserve and digital assets stockpile, SAB 121 was repealed, and crypto-friendly policymakers were either nominated or appointed to the SEC and Commodity Futures Trading Commission, the two primary U.S. regulators for the crypto space.

Trust Share Net Asset Performance

For the three months ended March 31, 2026, the NAV of each Share decreased from $29.61 per Share to $20.86 per Share. The rising price of ether during the three months ended March 31, 2026 contributed to an overall 29.50% decrease in the level of the Benchmark. The total return for the Trust on a NAV basis was -29.55%.

Net income (loss) for the three months ended March 31, 2026 was $(7.5) million, primarily resulting from net realized gain (loss) of $(3.6) million and net change in unrealized gain (loss) of $(3.9) million.

For the three months ended March 31, 2025, the NAV of each Share decreased from $33.37 per Share to $18.24 per Share. The falling price of ether during the three months ended March 31, 2025 contributed to an overall 45.30% decrease in the level of the Benchmark. The total return for the Trust on a NAV basis was -45.34%.

Net income (loss) for the three months ended March 31, 2025 was $(11.4) million, primarily resulting from net realized gain(loss) of $(0.9) million and net change in unrealized gain (loss) of $(10.6) million.

Critical Accounting Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Sponsor's management to make estimates and assumptions that affect the reported amounts of the assets and liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period covered by this report. A description of the valuation of ether, a critical accounting policy that the Trust believes is important to understanding its results of operations and financial position, is provided in the section entitled “Valuation of Ether,” above. In addition, please refer to Note 2 to the financial statements of the Trust for further discussion of the Trust’s accounting policies and Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust’s quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from risk factors as previously disclosed in the Trust’s Annual Report on Form 10-K for the period ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Creation Baskets from Authorized Participants. During the three months ended March 31, 2026, the Trust’s redemptions of Creation Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
January 1, 2026 to January 31, 2026	—	$—
February 1, 2026 to February 28, 2026	300,000	$19.62
March 1, 2026 to March 31, 2026	160,000	$21.32
Total	460,000	$20.21

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco Galaxy Ethereum ETF — March 31, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco Galaxy Ethereum ETF — March 31, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco Galaxy Ethereum ETF — December 31, 2025 (Unaudited), (iv) the Statement of Income and Expenses of Invesco Galaxy Ethereum ETF — For the Three Months Ended March 31, 2026 and 2025 (Unaudited), (v) the Statement of Changes in Shareholders’ Equity of Invesco Galaxy Ethereum ETF — For the Three Months Ended March 31, 2026 and 2025 (Unaudited), (vi) the Statement of Cash Flows of Invesco Galaxy Ethereum ETF — For the Three Months Ended March 31, 2026 and 2025 (Unaudited) and (vii) Notes to Unaudited Financial Statements of Invesco Galaxy Ethereum ETF — March 31, 2026.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Trust's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL

*	Filed herewith.
+	Furnished herewith.
[1]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed September 29, 2023, and incorporated herein by reference.
[2]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed May 31, 2024, and incorporated herein by reference.
[3]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed June 21, 2024, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Ethereum ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: May 6, 2026		By:	/S/BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: May 6, 2026		By:	/S/KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools