Form 10-Q
period 2026-06-30
Invesco Galaxy Ethereum ETF
filed 2026-08-07
CIK 1995569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Indicate the number of outstanding Shares as of June 30, 2026: 983,000

INVESCO GALAXY ETHEREUM ETF

QUARTER ENDED JUNE 30, 2026

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco Galaxy Ethereum ETF

Statements of Financial Condition

June 30, 2026 and December 31, 2025

(Unaudited)

	June 30,	December 31,
	2026	2025
Assets
Investments in Ether, at value (cost $21,022,868 and $22,471,959, respectively)	$15,583,553	$25,853,745
Total Assets	$15,583,553	$25,853,745
Liabilities
Payable for:
Accrued Sponsor Fee	$3,378	$5,564
Total Liabilities	3,378	5,564
Commitments and Contingencies (Note 9)
Net Assets	$15,580,175	$25,848,181
Net assets consist of:
Paid-in-capital	$25,768,374	$23,562,084
Distributable earnings (loss)	(10,188,199)	2,286,097
	$15,580,175	$25,848,181
Shares outstanding	983,000	873,000
Net asset value per share	$15.85	$29.61
Market value per share	$15.70	$29.59

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Schedule of Investments

June 30, 2026

(Unaudited)

Description	Quantity	Cost	Fair Value	% of Net Assets
Cryptocurrency
Ether	9,782	$21,022,868	$15,583,553	100.02%
Total Investments	9,782	$21,022,868	$15,583,553	100.02%
Other Assets Less Liabilities			$(3,378)	(0.02)%
Net assets			$15,580,175	100.00%

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

Invesco Galaxy Ethereum ETF

Statements of Income and Expenses

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Income
Total Income	$—	$—	$—	$—
Expenses
Sponsor Fee	12,052	11,616	26,303	24,039
Total Expenses	12,052	11,616	26,303	24,039
Net Investment Income (Loss)	(12,052)	(11,616)	(26,303)	(24,039)
Net Realized and Net Change in Unrealized Gain (Loss)
Net Realized Gain (Loss) on
Investments in Ether Sold to Pay Sponsor Fee	(3,107)	(4,952)	(6,481)	(7,802)
Investments in Ether Sold for Redemptions	—	—	(3,620,411)	(854,055)
Net Realized Gain (Loss)	(3,107)	(4,952)	(3,626,892)	(861,857)
Net Change in Unrealized Gain (Loss) on Investments in Ether	(4,964,793)	5,563,533	(8,821,101)	(5,001,925)
Net Realized and Net Change in Unrealized Gain (Loss) on Investments in Ether	(4,967,900)	5,558,581	(12,447,993)	(5,863,782)
Net Income (Loss)	$(4,979,952)	$5,546,965	$(12,474,296)	$(5,887,821)

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statements of Changes in Shareholders’ Equity

For the Three Months Ended June 30, 2026 and 2025

(Unaudited)

		Total
	Shares	Shareholders’ Equity
Balance at March 31, 2026	903,000	$18,895,981
Purchases of Shares	80,000	1,664,146
Redemption of Shares	—	—
Net Increase (Decrease) due to Share Transactions	80,000	1,664,146
Net Income (Loss)
Net Investment Income (Loss)		(12,052)
Net Realized Gain (Loss) on Investments in Ether Sold for Sponsor Fee and Redemptions		(3,107)
Net Change in Unrealized Gain (Loss) on Investments in Ether		(4,964,793)
Net Income (Loss)		(4,979,952)
Net Change in Shareholders’ Equity	80,000	(3,315,806)
Balance at June 30, 2026	983,000	$15,580,175

		Total
	Shares	Shareholders’ Equity
Balance at March 31, 2025	753,000	$13,734,586
Purchases of Shares	160,000	3,368,191
Redemption of Shares	—	—
Net Increase (Decrease) due to Share Transactions	160,000	3,368,191
Net Income (Loss)
Net Investment Income (Loss)		(11,616)
Net Realized Gain (Loss) on Investments in Ether Sold for Sponsor Fee and Redemptions		(4,952)
Net Change in Unrealized Gain (Loss) on Investments in Ether		5,563,533
Net Income (Loss)		5,546,965
Net Change in Shareholders’ Equity	160,000	8,915,156
Balance at June 30, 2025	913,000	$22,649,742

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statements of Changes in Shareholders’ Equity

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

		Total
	Shares	Shareholders’ Equity
Balance at December 31, 2025	873,000	$25,848,181
Purchases of Shares	570,000	11,502,130
Redemption of Shares	(460,000)	(9,295,840)
Net Increase (Decrease) due to Share Transactions	110,000	2,206,290
Net Income (Loss)
Net Investment Income (Loss)		(26,303)
Net Realized Gain (Loss) on Investments in Ether Sold for Sponsor Fee and Redemptions		(3,626,892)
Net Change in Unrealized Gain (Loss) on Investments in Ether		(8,821,101)
Net Income (Loss)		(12,474,296)
Net Change in Shareholders’ Equity	110,000	(10,268,006)
Balance at June 30, 2026	983,000	$15,580,175

		Total
	Shares	Shareholders’ Equity
Balance at December 31, 2024	708,000	$23,563,253
Purchases of Shares	275,000	6,425,219
Redemption of Shares	(70,000)	(1,450,909)
Net Increase (Decrease) due to Share Transactions	205,000	4,974,310
Net Income (Loss)
Net Investment Income (Loss)		(24,039)
Net Realized Gain (Loss) on Investments in Ether Sold for Sponsor Fee and Redemptions		(861,857)
Net Change in Unrealized Gain (Loss) on Investments in Ether		(5,001,925)
Net Income (Loss)		(5,887,821)
Net Change in Shareholders’ Equity	205,000	(913,511)
Balance at June 30, 2025	913,000	$22,649,742

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	2026	2025

Cash flows from operating activities:
Net Income (Loss)	$(12,474,296)	$(5,887,821)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of Ether purchased	(11,502,162)	(6,425,219)
Proceeds from Ether sold to pay Sponsor Fee	28,489	25,314
Proceeds from Ether sold for Redemptions	9,295,872	1,450,911
Net Realized (Gain) Loss on Investments in Ether Sold to pay Sponsor Fee	6,481	7,802
Net Realized (Gain) Loss on Investments in Ether Sold for Redemptions	3,620,411	854,055
Net Change in Unrealized (Gain) Loss on Investments in Ether	8,821,101	5,001,925
Change in operating assets and liabilities:
Accrued Sponsor Fee	(2,186)	(1,277)
Net cash provided by (used in) operating activities	(2,206,290)	(4,974,310)
Cash flows from financing activities:
Proceeds from purchases of Shares	11,502,130	6,425,219
Redemption of Shares	(9,295,840)	(1,450,909)
Net cash provided by (used in) financing activities	2,206,290	4,974,310
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Notes to Unaudited Financial Statements

June 30, 2026

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

The Trust’s investment objective is to reflect the performance of the spot price of ether as measured using the Lukka Prime Ethereum Reference Rate (the “Benchmark”), less the Trust’s expenses and other liabilities. In seeking to achieve its investment objective, the Trust holds ether. Coinbase Custody Trust Company, LLC (the “Ethereum Custodian”) holds all of the Trust’s ether on the Trust’s behalf as Ethereum Custodian.

The Bank of New York Mellon (“BNYM”), the Trust’s “Administrator,” calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) once each business day. To calculate the NAV, the Administrator totals the current market value of ether in the Trust and any other assets, and subtracts any liabilities including accrued but unpaid expenses. The Trust’s NAV is an amount denominated in U.S. dollars.

This Quarterly Report (the “Report”) covers the three and six months ended June 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

C. Segment Reporting

The Trust represents a single operating segment, in accordance with ASC 280, Segment Reporting. Subject to the oversight and, when applicable, approval of the Board of Managers, portfolio managers and senior executives at the Sponsor act as the Trust’s chief operating decision maker (“CODM”), assessing performance and making decisions about resource allocation within the Trust. The CODM monitors the operating results as a whole, and the Trust’s long-term strategic asset allocation is determined in accordance with the terms of its prospectus based on a defined investment strategy. The financial information provided to and reviewed by the CODM is consistent with that presented in the Trust’s financial statements.

D.
Cash and Cash Equivalents

The Trust defines cash as cash held by the Cash Custodian (as defined below). There were no cash equivalents held by the Trust as of June 30, 2026 and December 31, 2025.

E.
Investment Valuations

The Trust applies FASB ASC Topic 820, Fair Value Measurement, in the valuation of ether held by the Trust and for financial statement purposes. The fair market value price for ether reflects the price that would be received for ether in a current sale, which assumes an orderly transaction between market participants on the measurement date of ether on its “principal market,” generally, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a periodic basis to determine which market is its principal market for the purpose of calculating fair value for the creation of quarterly and annual financial statements. Issuer-specific events, market trends, bid/asked quotes of brokers and information providers and other data may be reviewed in the course of making a good faith determination of an investment’s fair value.

F.
Investment Transactions

Ether transactions are accounted for on a trade date basis. Realized gains or losses from the sale or disposition of ether are determined on a specific identification basis and recognized in the Statements of Income and Expenses in the period in which the sale or disposition occurs, respectively.

G.
Routine Operational, Administrative and Other Ordinary Expenses

The Sponsor is responsible for all routine operational, administrative and other ordinary expenses of the Trust, including, but not limited to, the Trustee’s fees, the fees of BNYM (the Administrator and the “Transfer Agent”) (for its services as the Administrator, Transfer Agent, and Cash Custodian (defined herein)), the fees of the Ethereum Custodian, the fees of Galaxy Digital Funds LLC (the “Execution Agent”), Exchange listing fees, SEC registration fees, printing and mailing costs, legal costs and audit fees. The Trust does not reimburse the Sponsor for the routine operational, administrative and other ordinary expenses of the Trust. Accordingly, such expenses are not reflected in the Statements of Income and Expenses of the Trust.

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor Fee (defined herein). These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in Section G of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business. The only expenses of the Trust during the three and six months ended June 30, 2026 and 2025 were the Sponsor Fee.

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

Galaxy is a subsidiary of Galaxy Digital Holdings LP (“Galaxy Holdings”). Galaxy Digital Holdings Ltd., which holds a limited partner interest in Galaxy Holdings, is listed on the Nasdaq Stock Market under the symbol “GLXY.”

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

As of June 30, 2026 and December 31, 2025, the investments in the Trust were valued based on Level 1 inputs. The levels assigned to the investment valuations may not be an indication of the risk or liquidity associated with investing in those investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

Note 7 – Investments in Ether

The Trust expects to purchase or sell ether in connection with cash creation or redemption transactions, and may sell ether to pay certain expenses, including the Sponsor Fee.

The following is a summary of the transactions in, and earnings from, investments in ether for the three and six months ended June 30, 2026.

Fair Value
Opening Balance as of 03/31/2026	$18,900,294
Purchases at Cost	1,664,147
Proceeds from Ether sold to pay Sponsor Fee	(12,988)
Change in Unrealized Appreciation (Depreciation)	(4,964,793)
Net Realized Gain (Loss) on Investments in Ether Sold to pay Sponsor Fee	(3,107)
Ending Balance as of 06/30/2026	$15,583,553

Fair Value
Opening Balance as of 12/31/2025	$25,853,745
Purchases at Cost	11,502,162
Proceeds from Ether sold to pay Sponsor Fee	(28,489)
Proceeds from Ether sold for Redemptions	(9,295,872)
Change in Unrealized Appreciation (Depreciation)	(8,821,101)
Net Realized Gain (Loss) on Investments in Ether Sold to pay Sponsor Fee	(6,481)
Net Realized Gain (Loss) on Investments in Ether Sold for Redemptions	(3,620,411)
Ending Balance as of 06/30/2026	$15,583,553

The following is a summary of the transactions in, and earnings from, investments in ether for the three and six months ended June 30, 2025.

Fair Value
Opening Balance as of 03/31/2025	$13,737,936
Purchases at Cost	3,368,191
Proceeds from Ether sold to pay Sponsor Fee	(10,246)
Change in Unrealized Appreciation (Depreciation)	5,563,533
Net Realized Gain (Loss) on Investments in Ether Sold to pay Sponsor Fee	(4,952)
Ending Balance as of 06/30/2025	$22,654,462

Fair Value
Opening Balance as of 12/31/2024	$23,569,250
Purchases at Cost	6,425,219
Proceeds from Ether sold to pay Sponsor Fee	(25,314)
Proceeds from Ether sold for Redemptions	(1,450,911)
Change in Unrealized Appreciation (Depreciation)	(5,001,925)
Net Realized Gain (Loss) on Investments in Ether Sold to pay Sponsor Fee	(7,802)
Net Realized Gain (Loss) on Investments in Ether Sold for Redemptions	(854,055)
Ending Balance as of 06/30/2025	$22,654,462

Note 8 – Share Purchases and Redemptions

The Trust processes all creations and redemptions of Shares in transactions with Authorized Participants. When the Trust issues or redeems its Shares, it does so only in Creation Baskets based on the quantity of ether attributable to each Share of the Trust (net of accrued but unpaid Sponsor fees and any accrued but unpaid expenses or liabilities). Creation and redemption transactions are conducted in exchange for ether in-kind or cash. Authorized Participants are the only persons that may place orders to create and redeem Creation Baskets. Authorized Participants must be (1) registered broker-dealers or other securities market participants, such as banks or other financial institutions, that are not required to register as broker-dealers to engage in securities transactions as described below, and (2) participants in DTC such as banks, dealers and trust companies (“DTC Participants”). To become an Authorized Participant, a person must enter into an Authorized Participant Agreement.

When purchasing Creation Baskets in-kind with ether, Authorized Participants deliver ether to the Ethereum Custodian. After confirming receipt of the ether by the Ethereum Custodian, the Transfer Agent is authorized by the Sponsor to issue Creation Baskets of Shares to the creating Authorized Participant in satisfaction of the creation order.

When purchasing Creation Baskets for cash, Authorized Participants will deliver cash to the Cash Custodian. The Execution Agent will be responsible for acquiring the requisite amount of ether on behalf of the Trust on an agency basis. After receipt of the ether by the Ethereum Custodian, the Transfer Agent will issue Creation Baskets of Shares to the creating Authorized Participant in satisfaction of the creation order.

When redeeming Creation Baskets in-kind for ether, the Transfer Agent will redeem the Shares and the Ethereum Custodian will distribute the resulting ether to the redeeming Authorized Participant in satisfaction of the redemption order.

When redeeming Creation Baskets for cash, the Execution Agent will be responsible for selling the requisite amount of ether on behalf of the Trust on an agency basis. After receipt of the cash payment, the Transfer Agent will redeem the Shares and the Cash Custodian will distribute the resulting cash to the redeeming Authorized Participant in satisfaction of the redemption order.

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

Note 10 – Financial Highlights

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and six months ended June 30, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Trust divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$20.93	$18.24	$29.61	$33.28
Net realized and change in unrealized gain (loss) on investments in Ether (a)	(5.07)	6.58	(13.73)	(8.44)
Net investment income (loss) (b)	(0.01)	(0.01)	(0.03)	(0.03)
Net income (loss)	(5.08)	6.57	(13.76)	(8.47)
Net asset value per Share, end of period (c)	$15.85	$24.81	$15.85	$24.81
Market value per Share, beginning of period (d)	$20.86	$18.24	$29.59	$33.39
Market value per Share, end of period (d)	$15.70	$25.13	$15.70	$25.13

Ratio to average Net Assets (e)
Net Investment income (loss)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses	0.25%	0.25%	0.25%	0.25%
Total Return, at net asset value (f)	(24.27)%	36.02%	(46.47)%	(25.45)%
Total Return, at market value (f)	(24.74)%	37.77%	(46.94)%	(24.74)%

(a)
Net realized and change in unrealized gain (loss) on investments in Ether per share may not correlate with the Trust’s net realized and unrealized gain (loss) due to timing of shareholder transactions in relation to the fluctuating market values of the Trust’s investments.
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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of June 30, 2026, and its results of operations for the three and six months ended June 30, 2026 and 2025. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Report.

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

Valuation of Ether

In seeking to achieve its investment objective, the Trust holds ether. The Trust will value its Shares each Business Day as of 4:00 p.m. ET. The Trust applies FASB ASC Topic 820, Fair Value Measurement, in the valuation of ether held by the Trust and for financial statement purposes. The value of ether held by the Trust is determined based on the FMV price for ether, reflecting the execution price of ether on its principal market as determined each day by the Benchmark Provider. The FMV price for ether reflects the price that would be received for ether in a current sale, which assumes an orderly transaction between market participants on the measurement date of ether on its “principal market,” generally, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a periodic basis to determine which market is its principal market for the purpose of calculating fair value for the creation of quarterly and annual financial statements. Issuer-specific events, market trends, bid/asked quotes of brokers and information providers and other data may be reviewed in the course of making a good faith determination of an investment’s fair value. The Benchmark is designed to provide an estimated fair market value price for ether, based on the execution price of ether on its principal market. In this regard, the Benchmark Provider seeks to identify a “principal market” for ether each day by evaluating eligible ether trading platforms across a variety of different criteria, including the trading platforms’ oversight and governance frameworks, microstructure efficiency, trading volume, data transparency and data integrity.

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

Operating Activities

Net cash flow provided by (used in) operating activities was $(2.2) million and $(5.0) million for the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026, $11.5 million was paid to purchase ether and $9.3 million was received from sales of ether for redemptions. During the six months ended June 30, 2025, $6.4 million was paid to purchase ether and $1.5 million was received from sales of ether for redemptions.

Financing Activities

The Trust’s net cash flow provided by (used in) financing activities was $2.2 million and $5.0 million during the six months ended June 30, 2026 and 2025, respectively. This included $11.5 million and $6.4 million from Shares purchased by Authorized Participants and $9.3 million and $1.5 million from Shares redeemed by Authorized Participants during the six months ended June 30, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

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

COMPARISON OF MARKET, NAV AND LUKKA PRIME ETHEREUM REFERENCE RATE (USD)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

QETH - For the Three Months Ended June 30, 2026
20.00%
15.00%
10.00%
5.00%
0.00%
-5.00%
-10.00%
-15.00%
-20.00%
-25.00%
-30.00%
Percentage Change
3/31/2026
6/30/2026
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
Market
Lukka Prime Ethereum Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

QETH - For the Six Months Ended June 30, 2026
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
-50.00%
-60.00%
Percentage Change
12/31/2025
6/30/2026
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
Market
Lukka Prime Ethereum Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

FOR THE THREE MONTHS ENDED JUNE 30, 2026 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2025

Trust Share Price Performance

For the three months ended June 30, 2026, the Exchange market value of each Share decreased from $20.86 per Share to $15.70 per Share. The Share price low and high for the three months ended June 30, 2026 and related change from the Share price on March 31, 2026 was as follows: Shares traded at a low of $15.49 per Share (-25.74%) on June 25, 2026, and a high of $24.19 per Share (+15.96%) on April 17, 2026. The total return for the Trust on a market value basis was -24.74%.

Ether fell sharply during the second quarter of 2026 as digital asset markets remained under pressure from tighter financial conditions, weaker investor risk appetite, and ongoing geopolitical uncertainty. Similar to bitcoin, ether faced headwinds from a more hawkish U.S. interest rate backdrop and continued volatility across risk assets. Ether was also affected by softer activity across portions of the decentralized finance ecosystem as investors adopted a more cautious stance toward digital assets. While sentiment remained challenged, the quarter also saw progress toward a clearer U.S. regulatory framework for digital assets as the CLARITY Act advanced in Congress, a development viewed as constructive for the broader blockchain ecosystem. Despite incremental regulatory progress and continued innovation across the Ethereum network, these positive developments were insufficient to offset broader market weakness, resulting in negative performance during the period.

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

Ether posted a strong recovery in the second quarter of 2025, climbing over 35% and delivering meaningful gains for the Trust. The rebound followed a challenging first quarter and was largely driven by improving investor sentiment after President Trump delayed the implementation of his “Liberation Day” tariffs by 90 days, easing macroeconomic pressures. A surge in stablecoin issuance and the expansion of real-world asset tokenization also helped boost demand across the Ethereum ecosystem. Staking activity reached all-time highs, introducing deflationary dynamics that supported price momentum and underscored long-term conviction among holders. Confidence was further reinforced by progress on the Guiding and Establishing National Innovation for U.S. Stablecoins Act (GENIUS Act), signaling a more constructive regulatory environment. Meanwhile, the Pectra upgrade, with enhancements to security, user experience, and scalability, marked Ethereum’s most significant enhancement since its transition to Proof-of-Stake and was well received by the market. Institutional interest in ether also continued to build, contributing to positive momentum throughout the quarter.

Trust Share Net Asset Performance

For the three months ended June 30, 2026, the NAV of each Share decreased from $20.86 per Share to $15.71 per Share. The falling price of ether during the three months ended June 30, 2026 contributed to an overall 24.66% decrease in the level of the Benchmark. The total return for the Trust on a NAV basis was -24.69%.

Net income (loss) for the three months ended June 30, 2026 was $(5.0) million, primarily resulting from net change in unrealized gain (loss) of $(5.0) million.

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

FOR THE SIX MONTHS ENDED JUNE 30, 2026 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2025

Trust Share Price Performance

For the six months ended June 30, 2026, the Exchange market value of each Share decreased from $29.59 per Share to $15.70 per Share. The Share price low and high for the six months ended June 30, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $15.49 per Share (-47.65%) on June 25, 2026, and a high of $33.73 per Share (+13.99%) on January 14, 2026. The total return for the Trust on a market value basis was -46.94%.

Ether generated negative performance during the first half of 2026 as broader weakness across digital asset markets outweighed several constructive developments for the Ethereum ecosystem. During the first quarter, ether came under pressure from broad deleveraging across crypto markets, exchange-traded product outflows, and macroeconomic uncertainty that reduced investor risk appetite. While market conditions remained challenging in the second quarter, the regulatory outlook for digital assets became more constructive as the CLARITY Act and other market structure initiatives advanced through the U.S. legislative process, signaling potential progress toward greater regulatory certainty for the industry. Ether also continued to benefit from strong network activity and its central role in decentralized applications, stablecoin infrastructure, and blockchain-based financial services. However, these supportive developments were insufficient to offset broader market weakness, resulting in negative year-to-date performance for the Trust.

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

Ether experienced a volatile first half of 2025, with sharp losses in the first quarter followed by a strong rebound in the second quarter. Ether declined by over 45% in the first quarter, driven by deteriorating macroeconomic conditions, a broad selloff in risky assets, and the Bybit hack in late February, which severely dented investor confidence in the Ethereum network. Despite these headwinds, the second quarter saw a meaningful recovery, with ether rising more than 35% as broad market risk sentiment improved. The delay of President Trump’s “Liberation Day” tariffs helped ease market pressures, while a surge in stablecoin issuance, real-world asset tokenization, and record high staking activity supported renewed demand. Regulatory developments also played a key role, with continued momentum from the President’s “Strengthening American Leadership in Digital Financial Technology” executive order and progress on the GENIUS Act reinforcing optimism. The Pectra upgrade, Ethereum’s most notable improvement since its transition to Proof-of-Stake, further boosted confidence with enhancements to security, user experience, and scalability. Lastly, institutional participation continued to grow as illustrated by renewed inflows into U.S. spot ether exchange-traded products in the second quarter, helping ether regain its ground.

Trust Share Net Asset Performance

For the six months ended June 30, 2026, the NAV of each Share decreased from $29.61 per Share to $15.71 per Share. The falling price of ether during the six months ended June 30, 2026 contributed to an overall 46.89% decrease in the level of the Benchmark. The total return for the Trust on a NAV basis was -46.94%.

Net income (loss) for the six months ended June 30, 2026 was $(12.5) million, primarily resulting from net realized gain (loss) of $(3.6) million and net change in unrealized gain (loss) of $(8.8) million.

For the six months ended June 30, 2025, the NAV of each Share decreased from $33.37 per Share to $25.10 per Share. The falling price of ether during the six months ended June 30, 2025 contributed to an overall 24.67% decrease in the level of the Benchmark. The total return for the Trust on a NAV basis was -24.78%.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Trust’s quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There are no material changes from the risk factors previously disclosed in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on March 2, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Creation Baskets from Authorized Participants. During the three months ended June 30, 2026, the Trust’s redemptions of Creation Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
April 1, 2026 to April 30, 2026	—	$—
May 1, 2026 to May 31, 2026	—	$—
June 1, 2026 to June 30, 2026	—	$—
Total	—	$—

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

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco Galaxy Ethereum ETF — June 30, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco Galaxy Ethereum ETF — June 30, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco Galaxy Ethereum ETF — December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco Galaxy Ethereum ETF —For the Three and Six Months Ended June 30, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco Galaxy Ethereum ETF — For the Three Months Ended June 30, 2026 and 2025 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco Galaxy Ethereum ETF — For the Six Months Ended June 30, 2026 and 2025 (Unaudited), (vii) the Statements of Cash Flows of Invesco Galaxy Ethereum ETF — For the Six Months Ended June 30, 2026 and 2025 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco Galaxy Ethereum ETF — June 30, 2026.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Trust’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL

*	Filed herewith.
+	Furnished herewith.
[1]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed September 29, 2023, and incorporated herein by reference.
[2]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed May 31, 2024, and incorporated herein by reference.
[3]	Previously filed as an exhibit to the Registration Statement on Form S-1 filed June 21, 2024, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Ethereum ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: August 6, 2026		By:	/S/BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: August 6, 2026		By:	/S/KELLI GALLEGOS
		Name:	Kelli Gallegos
		Title:	Principal Financial and Accounting Officer, Investment Pools