Form 10-Q
period 2026-09-30
Invesco Galaxy Ethereum ETF
filed 2026-11-06
CIK 1995569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate the number of outstanding Shares as of September 30, 2026: 948,000

INVESCO GALAXY ETHEREUM ETF

QUARTER ENDED SEPTEMBER 30, 2026

i

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Invesco Galaxy Ethereum ETF

Statements of Financial Condition

September 30, 2026 and December 31, 2025

(Unaudited)

	September 30,	December 31,
	2026	2025
Assets
Investments in Ether, at value (cost $20,569,358 and $22,471,959, respectively)	$25,399,349	$25,853,745
Total Assets	$25,399,349	$25,853,745
Liabilities
Payable for:
Accrued Sponsor Fee	$5,210	$5,564
Total Liabilities	5,210	5,564
Commitments and Contingencies (Note 9)
Net Assets	$25,394,139	$25,848,181
Net assets consist of:
Paid-in-capital	$25,282,908	$23,562,084
Distributable earnings (loss)	111,231	2,286,097
	$25,394,139	$25,848,181
Shares outstanding	948,000	873,000
Net asset value per share	$26.79	$29.61
Market value per share	$26.53	$29.59

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Schedule of Investments

September 30, 2026

(Unaudited)

Description	Quantity	Cost	Fair Value	% of Net Assets
Cryptocurrency
Ether	9,429	$20,569,358	$25,399,349	100.02%
Total Investments	9,429	$20,569,358	$25,399,349	100.02%
Other Assets Less Liabilities			$(5,210)	(0.02)%
Net assets			$25,394,139	100.00%

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

Invesco Galaxy Ethereum ETF

Statements of Income and Expenses

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Income
Total Income	$—	$—	$—	$—
Expenses
Sponsor Fee	12,812	21,832	39,115	45,871
Total Expenses	12,812	21,832	39,115	45,871
Net Investment Income (Loss)	(12,812)	(21,832)	(39,115)	(45,871)
Net Realized and Net Change in Unrealized Gain (Loss)
Net Realized Gain (Loss) on
Investments in Ether Sold to Pay Sponsor Fee	(4,100)	(1,438)	(10,581)	(9,240)
Investments in Ether Sold for Redemptions	(172,783)	437,856	(3,793,194)	(416,199)
In-kind Redemptions of Ether	219,819	—	219,819	—
Net Realized Gain (Loss)	42,936	436,418	(3,583,956)	(425,439)
Net Change in Unrealized Gain (Loss) on Investments in Ether	10,269,306	13,721,224	1,448,205	8,719,299
Net Realized and Net Change in Unrealized Gain (Loss) on Investments in Ether	10,312,242	14,157,642	(2,135,751)	8,293,860
Net Income (Loss)	$10,299,430	$14,135,810	$(2,174,866)	$8,247,989

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statements of Changes in Shareholders’ Equity

For the Three Months Ended September 30, 2026 and 2025

(Unaudited)

		Total
	Shares	Shareholders’ Equity
Balance at June 30, 2026	983,000	$15,580,175
Purchases of Shares	310,000	7,462,077
Redemption of Shares	(345,000)	(7,947,543)
Net Increase (Decrease) due to Share Transactions	(35,000)	(485,466)
Net Income (Loss)
Net Investment Income (Loss)		(12,812)
Net Realized Gain (Loss) on Investments in Ether Sold for Sponsor Fee and Redemptions		42,936
Net Change in Unrealized Gain (Loss) on Investments in Ether		10,269,306
Net Income (Loss)		10,299,430
Net Change in Shareholders’ Equity	(35,000)	9,813,964
Balance at September 30, 2026	948,000	$25,394,139

		Total
	Shares	Shareholders’ Equity
Balance at June 30, 2025	913,000	$22,649,742
Purchases of Shares	660,000	26,961,783
Redemption of Shares	(630,000)	(24,757,476)
Net Increase (Decrease) due to Share Transactions	30,000	2,204,307
Net Income (Loss)
Net Investment Income (Loss)		(21,832)
Net Realized Gain (Loss) on Investments in Ether Sold for Sponsor Fee and Redemptions		436,418
Net Change in Unrealized Gain (Loss) on Investments in Ether		13,721,224
Net Income (Loss)		14,135,810
Net Change in Shareholders’ Equity	30,000	16,340,117
Balance at September 30, 2025	943,000	$38,989,859

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statements of Changes in Shareholders’ Equity

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

		Total
	Shares	Shareholders’ Equity
Balance at December 31, 2025	873,000	$25,848,181
Purchases of Shares	880,000	18,964,207
Redemption of Shares	(805,000)	(17,243,383)
Net Increase (Decrease) due to Share Transactions	75,000	1,720,824
Net Income (Loss)
Net Investment Income (Loss)		(39,115)
Net Realized Gain (Loss) on Investments in Ether Sold for Sponsor Fee and Redemptions		(3,583,956)
Net Change in Unrealized Gain (Loss) on Investments in Ether		1,448,205
Net Income (Loss)		(2,174,866)
Net Change in Shareholders’ Equity	75,000	(454,042)
Balance at September 30, 2026	948,000	$25,394,139

		Total
	Shares	Shareholders’ Equity
Balance at December 31, 2024	708,000	$23,563,253
Purchases of Shares	935,000	33,387,002
Redemption of Shares	(700,000)	(26,208,385)
Net Increase (Decrease) due to Share Transactions	235,000	7,178,617
Net Income (Loss)
Net Investment Income (Loss)		(45,871)
Net Realized Gain (Loss) on Investments in Ether Sold for Sponsor Fee and Redemptions		(425,439)
Net Change in Unrealized Gain (Loss) on Investments in Ether		8,719,299
Net Income (Loss)		8,247,989
Net Change in Shareholders’ Equity	235,000	15,426,606
Balance at September 30, 2025	943,000	$38,989,859

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Statements of Cash Flows

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	2026	2025

Cash flows from operating activities:
Net Income (Loss)	$(2,174,866)	$8,247,989
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Cost of Ether purchased	(16,889,913)	(33,385,860)
Proceeds from Ether sold to pay Sponsor Fee	39,469	44,355
Proceeds from Ether sold for Redemptions	14,724,916	26,207,244
Net Realized (Gain) Loss on Investments in Ether Sold to pay Sponsor Fee	10,581	9,240
Net Realized (Gain) Loss on Investments in Ether Sold for Redemptions	3,793,194	416,199
Net Realized (Gain) Loss on In-kind Redemptions of Ether	(219,819)	—
Net Change in Unrealized (Gain) Loss on Investments in Ether	(1,448,205)	(8,719,299)
Change in operating assets and liabilities:
Accrued Sponsor Fee	(354)	1,515
Net cash provided by (used in) operating activities	(2,164,997)	(7,178,617)
Cash flows from financing activities:
Proceeds from purchases of Shares	16,890,988	33,387,002
Redemption of Shares	(14,725,991)	(26,208,385)
Net cash provided by (used in) financing activities	2,164,997	7,178,617
Net change in cash	—	—
Cash at beginning of period	—	—
Cash at end of period	$—	$—

Supplemental disclosure of non-cash financing activities:
In-kind Creations of Ether	2,073,219	—
In-kind Redemptions of Ether	(2,517,392)	—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco Galaxy Ethereum ETF

Notes to Unaudited Financial Statements

September 30, 2026

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2026 and 2025. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in its Annual Report on Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 2, 2026.

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

D.
Cash and Cash Equivalents

The Trust defines cash as cash held by the Cash Custodian (as defined below). There were no cash equivalents held by the Trust as of September 30, 2026 and December 31, 2025.

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

H.
Non-Recurring Fees and Expenses

In certain cases, the Trust will pay for some expenses in addition to the Sponsor Fee (defined herein). These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in Section G of this Note 2), litigation and indemnification expenses, judgments, transactional expenses, taxes and other expenses not expected to be incurred in the ordinary course of the Trust’s business. The only expenses of the Trust during the three and nine months ended September 30, 2026 and 2025 were the Sponsor Fee.

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

As of September 30, 2026 and December 31, 2025, the investments in the Trust were valued based on Level 1 inputs. The levels assigned to the investment valuations may not be an indication of the risk or liquidity associated with investing in those investments. Because of the inherent uncertainties of valuation, the values reflected in the financial statements may materially differ from the value received upon actual sale of those investments.

Note 7 – Investments in Ether

The Trust expects to purchase or sell ether in connection with cash creation or redemption transactions, and may sell ether to pay certain expenses, including the Sponsor Fee.

The following is a summary of the transactions in, and earnings from, investments in ether for the three and nine months ended September 30, 2026.

Fair Value
Opening Balance as of 06/30/2026	$15,583,553
Purchases at Cost	5,387,751
In-kind Creations of Ether	2,073,219
Proceeds from Ether sold to pay Sponsor Fee	(10,980)
Proceeds from Ether sold for Redemptions	(5,429,044)
In-kind Redemptions of Ether	(2,517,392)
Change in Unrealized Appreciation (Depreciation)	10,269,306
Net Realized Gain (Loss) on Investments in Ether Sold to pay Sponsor Fee	(4,100)
Net Realized Gain (Loss) on Investments in Ether Sold for Redemptions	(172,783)
Net Realized Gain (Loss) on In-kind Redemptions of Ether	219,819
Ending Balance as of 09/30/2026	$25,399,349

Fair Value
Opening Balance as of 12/31/2025	$25,853,745
Purchases at Cost	16,889,913
In-kind Creations of Ether	2,073,219
Proceeds from Ether sold to pay Sponsor Fee	(39,469)
Proceeds from Ether sold for Redemptions	(14,724,916)
In-kind Redemptions of Ether	(2,517,392)
Change in Unrealized Appreciation (Depreciation)	1,448,205
Net Realized Gain (Loss) on Investments in Ether Sold to pay Sponsor Fee	(10,581)
Net Realized Gain (Loss) on Investments in Ether Sold for Redemptions	(3,793,194)
Net Realized Gain (Loss) on In-kind Redemptions of Ether	219,819
Ending Balance as of 09/30/2026	$25,399,349

The following is a summary of the transactions in, and earnings from, investments in ether for the three and nine months ended September 30, 2025.

Fair Value
Opening Balance as of 06/30/2025	$22,654,462
Purchases at Cost	26,960,641
Proceeds from Ether sold to pay Sponsor Fee	(19,041)
Proceeds from Ether sold for Redemptions	(24,756,333)
Change in Unrealized Appreciation (Depreciation)	13,721,224
Net Realized Gain (Loss) on Investments in Ether Sold to pay Sponsor Fee	(1,438)
Net Realized Gain (Loss) on Investments in Ether Sold for Redemptions	437,856
Ending Balance as of 09/30/2025	$38,997,371

Fair Value
Opening Balance as of 12/31/2024	$23,569,250
Purchases at Cost	33,385,860
Proceeds from Ether sold to pay Sponsor Fee	(44,355)
Proceeds from Ether sold for Redemptions	(26,207,244)
Change in Unrealized Appreciation (Depreciation)	8,719,299
Net Realized Gain (Loss) on Investments in Ether Sold to pay Sponsor Fee	(9,240)
Net Realized Gain (Loss) on Investments in Ether Sold for Redemptions	(416,199)
Ending Balance as of 09/30/2025	$38,997,371

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

When purchasing Creation Baskets in-kind with ether, Authorized Participants and/or their designees will deliver ether to the Ethereum Custodian. After confirming receipt of the ether by the Ethereum Custodian, the Transfer Agent is authorized by the Sponsor to issue Creation Baskets of Shares to the creating Authorized Participant in satisfaction of the creation order.

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

Note 10 – Financial Highlights

The Trust is presenting the following NAV and financial highlights related to investment performance for a Share outstanding for the three and nine months ended September 30, 2026 and 2025. An individual investor’s return and ratios may vary based on the timing of capital transactions.

NAV per Share is the NAV of the Trust divided by the number of outstanding Shares at the date of each respective period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net Asset Value
Net asset value per Share, beginning of period	$15.85	$24.81	$29.61	$33.28
Net realized and change in unrealized gain (loss) on investments in Ether (a)	10.95	16.56	(2.78)	8.13
Net investment income (loss) (b)	(0.01)	(0.02)	(0.04)	(0.06)
Net income (loss)	10.94	16.54	(2.82)	8.07
Net asset value per Share, end of period (c)	$26.79	$41.35	$26.79	$41.35
Market value per Share, beginning of period (d)	$15.70	$25.13	$29.59	$33.39
Market value per Share, end of period (d)	$26.53	$41.48	$26.53	$41.48

Ratio to average Net Assets (e)
Net Investment income (loss)	(0.25)%	(0.25)%	(0.25)%	(0.25)%
Expenses	0.25%	0.25%	0.25%	0.25%
Total Return, at net asset value (f)	69.02%	66.67%	(9.52)%	24.25%
Total Return, at market value (f)	68.98%	65.06%	(10.34)%	24.23%

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

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of September 30, 2026, and its results of operations for the three and nine months ended September 30, 2026 and 2025. It should be read in conjunction with the unaudited financial statements and related notes thereto contained in this Report.

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

Valuation of Ether

In seeking to achieve its investment objective, the Trust holds ether. The Trust values its Shares each Business Day as of 4:00 p.m. ET. The Trust applies FASB ASC Topic 820, Fair Value Measurement, in the valuation of ether held by the Trust and for financial statement purposes. The value of ether held by the Trust is determined based on the FMV price for ether, reflecting the execution price of ether on its principal market as determined each day by the Benchmark Provider. The FMV price for ether reflects the price that would be received for ether in a current sale, which assumes an orderly transaction between market participants on the measurement date of ether on its “principal market,” generally, the most advantageous market. Market participants are defined as buyers and sellers in the principal or most advantageous market that are independent, knowledgeable, and willing and able to transact. The Trust determines its principal market (or in the absence of a principal market the most advantageous market) on a periodic basis to determine which market is its principal market for the purpose of calculating fair value for the creation of quarterly and annual financial statements. Issuer-specific events, market trends, bid/asked quotes of brokers and information providers and other data may be reviewed in the course of making a good faith determination of an investment’s fair value. The Benchmark is designed to provide an estimated fair market value price for ether, based on the execution price of ether on its principal market. In this regard, the Benchmark Provider seeks to identify a “principal market” for ether each day by evaluating eligible ether trading platforms across a variety of different criteria, including the trading platforms’ oversight and governance frameworks, microstructure efficiency, trading volume, data transparency and data integrity.

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

As of the date of this Report, each of ABN AMRO Clearing USA LLC, BNY Mellon Capital Markets, LLC, Citadel Securities LLC, Goldman Sachs & Co., Jane Street Capital LLC, Jefferies LLC, JP Morgan Securities Inc., Macquarie Capital (USA) Inc. and Virtu Americas LLC has executed a Participant Agreement and are the only Authorized Participants.

Operating Activities

Net cash flow provided by (used in) operating activities was $(2.2) million and $(7.2) million for the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026, $16.9 million was paid to purchase ether and $14.7 million was received from sales of ether for redemptions. During the nine months ended September 30, 2025, $33.4 million was paid to purchase ether and $26.2 million was received from sales of ether for redemptions.

Financing Activities

The Trust’s net cash flow provided by (used in) financing activities was $2.2 million and $7.2 million during the nine months ended September 30, 2026 and 2025, respectively. This included $16.9 million and $33.4 million from Shares purchased by Authorized Participants and $14.7 million and $26.2 million from Shares redeemed by Authorized Participants during the nine months ended September 30, 2026 and 2025, respectively.

Results of Operations

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

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

COMPARISON OF MARKET, NAV AND LUKKA PRIME ETHEREUM REFERENCE RATE (USD)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

QETH - For the Three Months Ended September 30, 2026
80.00%
70.00%
60.00%
50.00%
40.00%
30.00%
20.00%
10.00%
0.00%
Percentage Change
6/30/2026
9/30/2026
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

QETH - For the Nine Months Ended September 30, 2026
20.00%
10.00%
0.00%
-10.00%
-20.00%
-30.00%
-40.00%
-50.00%
-60.00%
Percentage Change
12/31/2025
9/30/2026
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
Market
Lukka Prime Ethereum Reference Rate (USD)

NEITHER THE PAST PERFORMANCE OF THE TRUST NOR THE PRIOR BENCHMARK LEVELS AND CHANGES,

POSITIVE OR NEGATIVE, SHOULD BE TAKEN AS AN INDICATION OF THE TRUST’S FUTURE PERFORMANCE.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2025

Trust Share Price Performance

For the three months ended September 30, 2026, the Exchange market value of each Share increased from $15.70 per Share to $26.53 per Share. The Share price low and high for the three months ended September 30, 2026 and related change from the Share price on June 30, 2026 was as follows: Shares traded at a low of $16.08 per Share (+2.42%) on July 1, 2026, and a high of $27.47 per Share (+74.97%) on September 21, 2026. The total return for the Trust on a market value basis was +68.98%.

Ether rebounded sharply during the third quarter of 2026, gaining about 70%, outperforming bitcoin and ending a three-quarter losing streak. The recovery was concentrated in August after the US Treasury announced plans to increase buybacks of longer-dated debt, easing pressure on long-term yields and supporting risk appetite. US spot ether exchange-traded product (“ETPs”) attracted approximately $3.1 billion in net inflows during the quarter following two quarters of outflows, with the impact magnified by ether’s smaller market capitalization relative to bitcoin. Corporate treasury buying and record staking participation provided additional support, while continued growth in stablecoins, decentralized finance, and tokenized financial assets reinforced Ethereum’s role as a leading settlement network. The third quarter exploit of Coinkite’s Coldcard hardware wallets also highlighted the appeal of regulated ETP access, institutional-grade custody controls, and insurance arrangements. Although the CLARITY Act failed to advance in the Senate, the regulatory backdrop remained constructive as the SEC introduced Regulation Crypto Assets, a tailored offering regime intended to provide clearer pathways for certain crypto-asset issuances and capital formation in the US and a temporary Innovation Exemption that created a conditional pathway for limited on-chain trading of tokenized U.S.-listed stocks. These steps, together with continued growth in tokenized financial assets, reinforced confidence in the broader digital asset ecosystem and helped ether largely offset losses from earlier in the year.

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

Ethereum was a standout in the third quarter of 2025, rallying by over 65%, far outpacing bitcoin’s 7% gain. Crypto broadly benefited from supportive regulatory developments, particularly the passage of the Guiding and Establishing National Innovation for US Stablecoins (GENIUS) Act, which solidified the regulation of stablecoins and put Ethereum at the forefront given it is the leading platform for stablecoins. Corporate launches of new layer-1 networks, President Trump's executive order permitting retirement accounts to hold digital assets, and a more positive macroeconomic backdrop leading into the September Federal Reserve (Fed) rate cut also provided optimism for digital assets. US ETP inflows also continued to pick up.

Trust Share Net Asset Performance

For the three months ended September 30, 2026, the NAV of each Share increased from $15.71 per Share to $26.54 per Share. The rising price of ether during the three months ended September 30, 2026 contributed to an overall 69.07% increase in the level of the Benchmark. The total return for the Trust on a NAV basis was +68.94%.

Net income (loss) for the three months ended September 30, 2026 was $10.3 million, primarily resulting from net change in unrealized gain (loss) of $10.3 million.

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

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2025

Trust Share Price Performance

For the nine months ended September 30, 2026, the Exchange market value of each Share decreased from $29.59 per Share to $26.53 per Share. The Share price low and high for the nine months ended September 30, 2026 and related change from the Share price on December 31, 2025 was as follows: Shares traded at a low of $15.49 per Share (-47.65%) on June 25, 2026, and a high of $33.73 per Share (+13.99%) on January 14, 2026. The total return for the Trust on a market value basis was -10.34%.

Ether remained lower year to date through the third quarter of 2026 because the third-quarter rally did not fully reverse the steep losses recorded during the first half. Earlier weakness reflected tighter financial conditions, geopolitical uncertainty, reduced risk appetite, and two consecutive quarters of outflows from US spot ether ETPs. The picture improved materially in the third quarter as easing pressure on long-term yields and a return of ETP demand helped restore investor confidence. At the same time, expanding institutional ownership, deeper staking participation, and continued adoption of Ethereum-based stablecoins and tokenized assets strengthened the network’s longer-term investment case. The SEC’s proposed Regulation Crypto Assets and the Innovation Exemption added to the more constructive backdrop, although Regulation Crypto Assets remained a proposal rather than a finalized rule.

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

Trust Share Net Asset Performance

For the nine months ended September 30, 2026, the NAV of each Share decreased from $29.61 per Share to $26.54 per Share. The falling price of ether during the nine months ended September 30, 2026 contributed to an overall 10.20% decrease in the level of the Benchmark. The total return for the Trust on a NAV basis was -10.37%.

Net income (loss) for the nine months ended September 30, 2026 was $(2.2) million, primarily resulting from net realized gain (loss) of $(3.6) million and net change in unrealized gain (loss) of $1.4 million.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

None.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Brian Hartigan, its Principal Executive Officer, and Lori Anello, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report, and, based upon that evaluation, Brian Hartigan, the Principal Executive Officer of the Sponsor, and Lori Anello, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the Securities and Exchange Commission (the “SEC”) under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) that occurred during the Trust’s quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

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

(b) Not applicable.

(c) Although the Trust does not redeem Shares directly from its Shareholders, the Trust, from time to time, redeems Creation Baskets from Authorized Participants. During the three months ended September 30, 2026, the Trust’s redemptions of Creation Baskets from Authorized Participants, if any, are provided in the table below:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid per Share
July 1, 2026 to July 31, 2026	130,000	$19.36
August 1, 2026 to August 31, 2026	—	$—
September 1, 2026 to September 30, 2026	215,000	$25.26
Total	345,000	$23.04

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

During the period covered by this Quarterly Report, none of the members of the Sponsor responsible for overseeing the business and operations of the Trust adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

31.2	Certification required under Exchange Act Rules 13a-14 and 15d-14 (filed herewith)

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101

Interactive data file pursuant to Rule 405 of Regulation S-T: (i) the Statements of Financial Condition of Invesco Galaxy Ethereum ETF — September 30, 2026 and December 31, 2025 (Unaudited), (ii) the Schedule of Investments of Invesco Galaxy Ethereum ETF — September 30, 2026 (Unaudited), (iii) the Schedule of Investments of Invesco Galaxy Ethereum ETF — December 31, 2025 (Unaudited), (iv) the Statements of Income and Expenses of Invesco Galaxy Ethereum ETF —For the Three and Nine Months Ended September 30, 2026 and 2025 (Unaudited), (v) the Statements of Changes in Shareholders’ Equity of Invesco Galaxy Ethereum ETF — For the Three Months Ended September 30, 2026 and 2025 (Unaudited), (vi) the Statements of Changes in Shareholders’ Equity of Invesco Galaxy Ethereum ETF — For the Nine Months Ended September 30, 2026 and 2025 (Unaudited), (vii) the Statements of Cash Flows of Invesco Galaxy Ethereum ETF — For the Nine Months Ended September 30, 2026 and 2025 (Unaudited) and (viii) Notes to Unaudited Financial Statements of Invesco Galaxy Ethereum ETF — September 30, 2026.

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	The cover page of the Trust’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Invesco Galaxy Ethereum ETF

	By:	Invesco Capital Management LLC
its Sponsor

Dated: November 5, 2026		By:	/S/BRIAN HARTIGAN
		Name:	Brian Hartigan
		Title:	Principal Executive Officer

Dated: November 5, 2026		By:	/S/LORI ANELLO
		Name:	Lori Anello
		Title:	Principal Financial and Accounting Officer, Investment Pools